Form 10QSB
period 2005-09-30
Bank of Wilmington CORP
filed 2005-11-14
CIK 1334872

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ended

Commission File Number 000-51513

BANK OF WILMINGTON CORPORATION

(Exact name of registrant as specified in its charter)

NORTH CAROLINA	20-3035898
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1117 MILITARY CUTOFF ROAD, WILMINGTON, NORTH CAROLINA 28405

(Address of principal executive office)

(910) 509-2000

(Registrant’s telephone number)

Securities Registered Pursuant to Section 12(g) of the Exchange Act:

COMMON STOCK, $3.50 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of October 31, 2005 was 3,416,068.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

BANK OF WILMINGTON CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2005 (Unaudited)	December 31, 2004*
	(In thousands, except share data)
ASSETS
Cash and due from banks	$2,417	$1,882
Interest-earning deposits in other banks	10,771	4,223
Time deposits in other banks	199	—
Investment securities available for sale, at fair value	43,662	26,436

Loans	246,757	162,399
Allowance for loan losses	(3,165)	(2,106)

NET LOANS	243,592	160,293

Accrued interest receivable	1,267	734
Bank premises and equipment, net	1,570	1,152
Stock in Federal Home Loan Bank of Atlanta, at cost	1,745	592
Foreclosed real estate	—	195
Repossessions	13	—
Bank owned life insurance	5,248	5,097
Other assets	1,329	929

TOTAL ASSETS	$311,813	$201,533

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Demand	$28,360	$14,407
Savings	2,700	2,284
Money market and NOW	34,694	27,244
Time	192,330	126,233

TOTAL DEPOSITS	258,084	170,168

Advances from Federal Home Loan Bank	28,000	7,400
Accrued expenses and other liabilities	1,484	627

TOTAL LIABILITIES	287,568	178,195

Shareholders’ Equity
Common stock, $3.50 par value, 12,500,000 shares authorized; 3,416,068 and 3,405,182 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	11,956	11,918
Additional paid-in capital	11,053	11,008
Retained earnings	1,517	471
Accumulated other comprehensive loss	(281)	(59)

TOTAL SHAREHOLDERS’ EQUITY	24,245	23,338

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$311,813	$201,533

*	Derived from audited financial statements.

See accompanying notes.

BANK OF WILMINGTON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$3,985	$1,974	$9,947	$5,393
Investment securities available for sale	376	229	961	589
Federal funds sold and interest-earning deposits	57	29	141	58

TOTAL INTEREST INCOME	4,418	2,232	11,049	6,040

INTEREST EXPENSE
Money market, NOW and savings deposits	177	69	393	183
Time deposits	1,553	667	3,755	1,634
Borrowings	219	19	399	41

TOTAL INTEREST EXPENSE	1,949	755	4,547	1,858

NET INTEREST INCOME	2,469	1,477	6,502	4,182

PROVISION FOR LOAN LOSSES	355	329	1,112	615

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,114	1,148	5,390	3,567

NON-INTEREST INCOME	264	216	758	521

NON-INTEREST EXPENSE
Salaries and employee benefits	862	644	2,343	1,875
Occupancy and equipment	256	196	695	595
Other	617	325	1,549	938

TOTAL NON-INTEREST EXPENSE	1,735	1,165	4,587	3,408

INCOME BEFORE INCOME TAXES	643	199	1,561	680

INCOME TAXES (BENEFIT)	221	(85)	515	(85)

NET INCOME	$422	$284	$1,046	$765

NET INCOME PER COMMON SHARE
Basic	$.12	$.10	$.31	$.28

Diluted	$.12	$.10	$.30	$.28

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	3,416,068	2,707,158	3,415,419	2,706,961
Effect of dilutive stock options	92,925	69,176	79,158	72,111

Diluted	3,508,993	2,776,334	3,494,577	2,779,072

See accompanying notes.

BANK OF WILMINGTON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2005	2004
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,046	$765
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	235	191
Provision for loan losses	1,112	615
Proceeds from sale of loans	850	—
(Gain) loss on sale of investments	(2)	5
Gain on sale of foreclosed real estate/repossessions	(7)	—
Deferred income taxes	—	(414)
Increase in cash value of life insurance	(151)	(44)
Change in assets and liabilities:
Increase in other assets	(262)	(51)
Increase in accrued interest receivable	(533)	(161)
Increase in accrued expenses and other liabilities	857	93

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,145	999

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) decrease in time deposits in other banks	(199)	200
Purchase of investment securities available for sale	(25,025)	(15,001)
Proceeds from investment securities available for sale	7,383	7,312
Purchase of stock in FHLB	(1,153)	(52)
Net increase in loans	(85,489)	(37,513)
Purchases of bank premises and equipment	(595)	(244)
Proceeds from sale of foreclosed real estate/repossessions	417	3
Purchase of bank-owned life insurance	—	(5,000)

NET CASH USED BY INVESTING ACTIVITIES	(104,661)	(50,295)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	87,916	50,922
Net increase (decrease) in borrowings	20,600	(1,500)
Proceeds from issuance of common stock	83	3

NET CASH PROVIDED BY FINANCING ACTIVITIES	108,599	49,425

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,083	129

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,105	6,772

CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,188	$6,901

See accompanying notes.

BANK OF WILMINGTON CORPORATION

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine month periods ended September 30, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America. The financial statements include the accounts of Bank of Wilmington Corporation (the “Company”) and its wholly owned subsidiary, Bank of Wilmington (the “Bank”). All significant inter-company transactions and balances are eliminated in consolidation. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.

The organization and business of the Bank of Wilmington Corporation and subsidiary (the “Company”), accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2004 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

NOTE B - COMMITMENTS

At September 30, 2005, loan commitments are as follows:

Undisbursed lines of credit	$67,886,733
Commitments to extend credit	23,730,775
Letters of credit	224,067

NOTE C - NET INCOME PER COMMON SHARE

Basic and diluted net income per share has been computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for a 5-for-4 stock split on June 30, 2005. Diluted net income per share reflects the potential dilution that could occur if outstanding stock options were exercised.

The effects of the stock split have also been reflected in the Company’s balance sheets as of September 30, 2005 and December 31, 2004.

NOTE D - COMPREHENSIVE INCOME

A summary of comprehensive income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Amounts in thousands)
Net income	$422	$284	$1,046	$765

Other comprehensive income:
Net increase (decrease) in the fair value of investment securities available for sale, net of tax	(163)	286	(222)	16

Total comprehensive income	$259	$570	$824	$781

BANK OF WILMINGTON CORPORATION

Notes to Consolidated Financial Statements

NOTE E - STOCK COMPENSATION PLANS

Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock option plans have no intrinsic value at the grant date and, under APB Opinion No. 25, no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in APB Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures as if the fair value based method of accounting had been applied.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Amounts in thousands, except per share data)
Net income:
As reported	$422	$284	$1,046	$765
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	154	4	159	13

Pro forma	$268	$280	$887	$752

Basic net income per share:
As reported	$.12	$.10	$.31	$.28
Pro forma	.08	.10	.26	.28

Diluted net income per share:
As reported	$.12	$.10	$.30	$.28
Pro forma	.08	.10	.25	.27

For the three and nine month periods ending September 30, 2005 and 2004, there were 155,625 and no options, respectively, that were anti-dilutive since the exercise price exceeded the average market price for the period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of the financial condition and consolidated results of operations of Bank of Wilmington Corporation (the “Company”). The analysis includes detailed discussions for each of the factors affecting the Company’s operating results and financial condition for the periods ended September 30, 2005 and 2004. It should be read in conjunction with the audited consolidated financial statements and accompanying notes included in this report and the supplemental financial data appearing throughout this discussion and analysis. Because the Company has no operations and conducts no business on its own other than owning Bank of Wilmington, the discussion contained in this Management’s Discussion and Analysis concerns primarily the business of the Bank. However, for ease of reading and because the financial statements are presented on a consolidated basis, the Company and the Bank are collectively referred to herein as the Company unless otherwise noted. All significant intercompany transactions and balances are eliminated in consolidation.

Financial Condition at September 30, 2005 and December 31, 2004

During the first nine months of 2005, our total assets increased from $201.5 million to $311.8 million, an increase of $110.3 million or 54.7%. This increase was due primarily to an aggressive growth plan designed to leverage the $5.5 million of additional capital from our stock sale completed at the end of 2004. Total customer deposits increased by $87.9 million during the same nine-month period. This deposit growth, combined with our net income for the nine-month period of $1,046,000 and the increase in borrowings of $20.6 million, provided funding for the growth of $17.4 million in investment securities available for sale and time deposits in other banks and $84.4 million in total loans receivable during the period. Our total shareholders’ equity increased by $907,000 during the nine months, principally due to retention of net income of $1,046,000 earned during the period and $83,000 from stock options exercised, offset by a $222,000 decline in market value net of taxes of securities available for sale. Our regulatory capital was successfully maintained at “well capitalized” levels throughout the period. Average assets increased from $164.2 million at year end 2004 to $251.7 million at September 30, 2005, a 53.3% increase.

Results of Operations for the Three Months Ended September 30, 2005 and 2004

Overview. The Company achieved net income of $422,000 or $.12 per diluted share for the three months ended September 30, 2005 as compared with net income of $284,000 or $.10 per diluted share for the third quarter of 2004. Net income increased by $138,000 comparing the two periods principally due to growth in interest earning assets. In addition, the 2005 period reflected the effect of the $221,000 provision for income taxes recorded in the period ending September 30, 2005 compared to an $85,000 tax benefit in the same period of 2004. Although earnings per share for all periods have been restated to reflect the five-for-four stock split effective June 30, 2005, there were significantly more shares outstanding during the 2005 period resulting from the stock sale completed in November of 2004.

Net Interest Income. Interest income increased by $2,186,000 when comparing the third quarters of 2005 and 2004, while interest expense increased by $1,194,000, resulting in the increase in net interest income of $992,000. This increase in the level of our net interest income resulted principally from the 62.0% increase in the level of our interest earning assets, which exceeded similar growth in the level of our interest bearing liabilities. The increase in the level of our interest earning assets resulted from our loan and investment securities growth during 2005. Also, we had a 10 basis point improvement in our net interest margin comparing the two periods, increasing from 3.44% in the 2004 period to 3.54% in the current period.

Provision for Loan Losses. A provision for loan losses of $355,000 was made for the three months ended September 30, 2005 compared with a provision of $329,000 made for the three months ended September 30, 2004. The increase in the provision for loan losses for the three months ended September 30, 2005 as compared to the same period in 2004 resulted principally from the significant growth in our loan portfolio.

Non-Interest Income. Non-interest income increased to $264,000 for the three months ended September 30, 2005 as compared with $216,000 for the three months ended September 30, 2004, an increase of $48,000. This increase resulted mainly from an increase of $34,000 in income from deposit account fees and charges due to growth related changes.

Non-Interest Expenses. Non-interest expenses increased from $1,165,000 for the third quarter of 2004 to $1,735,000 for the third quarter of 2005, an increase of $570,000. A large component of this increase was $70,000 accrued in the current quarter for supplemental retirement benefits for certain officers and directors under plans implemented in April 2005 versus none in the same quarter of 2004. Other increases resulted from the effects of the Company’s overall growth from period to period along with additional expenses associated with the formation of the holding company during third quarter of 2005. Salaries and employee benefits increased by $218,000 from period to period as a result of growth related personnel additions, normal compensation adjustments, and higher costs for group insurance coverage. Occupancy and equipment costs increased by $60,000 due to costs of additional administrative leased space coupled with the loss of tenant income at the main office facility, both of which occurred in 2005. Other non-interest expenses increased by $292,000 from period to period. Those increases include an increase of $35,000 in data processing and check processing costs, an increase of $32,000 in advertising costs, and $52,000 in legal fees and $41,000 in shareholder expenses associated with formation of the bank holding company. Other increases in non-interest expenses were due to growth related changes.

Income Taxes. The Company had an income tax expense of $221,000 for the three months ended September 30, 2005 compared to an $85,000 income tax benefit for the same period in 2004. The tax benefit recorded in the 2004 period resulted from reductions in the deferred tax asset valuation allowance. There were no such adjustments to the valuation allowance during the current year period.

Results of Operations for the Nine Months Ended September 30, 2005 and 2004

Overview. The Company achieved net income of $1,046,000 or $.30 per diluted share for the nine months ended September 30, 2005 as compared with net income of $765,000 or $.28 per diluted share for the nine months ended September 30, 2004. Net income increased by $281,000 comparing the two periods principally due to growth in interest earning assets. The increase for the current year is tempered by the effect of the $515,000 provision for income taxes recorded in the period ending September 30, 2005 compared to an $85,000 tax benefit in the same period of 2004. The earnings per diluted share have been restated for all periods to reflect the five-for-four stock split effective June 30, 2005. However, the weighted-average shares outstanding in the current year are significantly higher due to the stock sale completed in November 2004.

Net Interest Income. Interest income increased by $5,009,000 when comparing the nine months ending September 30, 2005 and 2004, while interest expense increased by $2,689,000, resulting in the increase in net interest income of $2,320,000. This increase in the level of our net interest income resulted principally from the significant increase in the level of our interest earning assets, a 60.4% increase, which exceeded similar growth in the level of our interest bearing liabilities. The increase in the level of our interest earning assets resulted from our loan and investment securities growth during 2005. Our net interest margin was 3.57% for the period ending September 30, 2005. We remain asset sensitive in a rising rate environment.

Provision for Loan Losses. A provision for loan losses of $1,112,000 was made for the nine months ended September 30, 2005 compared with a provision of $615,000 made for the nine months ended September 30, 2004. The increase in the provision for loan losses for the nine months ended September 30, 2005 as compared to the same period in 2004 resulted principally from the significant growth in our loan portfolio during the 2005 period.

Non-Interest Income. Non-interest income increased to $758,000 for the nine months ended September 30, 2005 as compared with $521,000 for the nine months ended September 30, 2004, an increase of $237,000. This increase resulted from approximately $151,000 in income in the current year realized from our investment in bank owned life insurance in July 2004 versus $44,000 from this activity in the same nine-month period of 2004. Also the Company received increased fees in the current period of approximately $50,000 from additional activity in its mortgage origination department. Other increases in non-interest income were due to growth related changes.

Non-Interest Expenses. Non-interest expenses increased from $3,408,000 for the first nine months of 2004 to $4,587,000 for the first nine months of 2005, an increase of $1,179,000. A large component of this increase was $141,000 accrued in the current year for supplemental retirement benefits for certain officers and directors under plans implemented in April 2005 versus none for this activity in the same period of 2004. Other increases resulted from the effects of the Company’s overall growth from period to period. Salaries and employee benefits increased by $468,000 from period to period as a result of growth related personnel additions, normal compensation adjustments, and higher costs for group insurance coverage. Occupancy and equipment costs increased by $100,000 for the current period due to a full nine month’s costs of our Hampstead branch in the 2005 period versus seven months in the 2004 period plus costs of additional administrative leased space coupled with the loss of tenant income at the main office facility, both of which occurred in the nine months of 2005. Other non-interest expenses increased by $611,000 from period to period. Those increases include an increase of $112,000 in data processing and check processing costs, an increase of $78,000 in advertising costs, an increase of $68,000 in legal fees and $54,000 in shareholder expenses mainly related to formation of the holding company in the third quarter of 2005. Other increases in non-interest expenses were due to growth related changes.

Income Taxes. The Company had an income tax expense of $515,000 for the nine months ended September 30, 2005 compared to an $85,000 income tax benefit for the same period in 2004. The tax benefit recorded in the 2004 period resulted from reductions in the deferred tax asset valuation allowance. There were no such adjustments to the valuation allowance during the current year period.

Asset Quality

Maintaining a high level of asset quality is a primary goal in our lending function, and we employ a formal internal loan review process to ensure adherence to the lending policies approved by our Board of Directors. A systematic evaluation process fundamentally drives the function of determining the allowance for loan losses. This ongoing process serves as the basis for determining, on a monthly basis, the allowance for loan losses and any resulting provision to be charged against earnings. Consideration is given to historical loan loss experience, the value and adequacy of collateral, economic conditions in our market area and other factors. For loans determined to be impaired, the allowance is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The allowance for loan losses represents management’s estimate of the appropriate level of reserve to provide for probable losses inherent in the loan portfolio.

Our policy regarding past due loans normally requires a prompt charge-off to the allowance for loan losses following timely collection efforts and a thorough review. Further efforts are then pursued through various means available. Loans carried in a non-accrual status are generally collateralized and probable losses are considered in the determination of the allowance for loan losses.

Nonperforming Assets. The following table sets forth information with respect to our nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), and total nonperforming assets.

	At September 30, 2005	At December 31,
		2004	2003
	(Dollars in thousands)
Nonaccrual loans	$751	$993	$866
Restructured loans	—	—	—

Total nonperforming loans	751	993	866
Real estate owned/Repossessions	13	195	—

Total nonperforming assets	$764	$1,188	$866

Accruing loans past due 90 days or more	$—	$—	$—
Allowance for loan losses	3,165	2,106	1,661
Nonperforming loans to period end loans	0.30%	0.61%	0.83%
Allowance for loan losses to period end loans	1.28%	1.30%	1.60%
Allowance for loan losses to nonperforming loans	421.44%	212.02%	191.80%
Nonperforming assets to total assets	0.25%	0.59%	0.67%

Our nonperforming loans decreased by $242,000, or by approximately 2.4%, from December 31, 2004 to September 30, 2005 primarily due to the foreclosure and sale of a $200,000 1-4 family property that sold for a gain of approximately $7,000 during August 2005. The amount of nonperforming loans as a percentage of our total loans declined from 0.61% to 0.30% during the same period. Approximately 85.0% of our nonperforming loans at September 30, 2005 consisted of one loan amounting to approximately $638,000 which is secured by real estate and which is in bankruptcy. Based on our appraisal of the collateral, we do not expect any significant loss of principal related to this loan.

Our financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on our loan portfolio, unless a loan is placed on a nonaccrual basis. Loans are placed on a nonaccrual basis when they become 90 days past due or whenever we believe that collection has become doubtful. Amounts received on non-accrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower’s weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur. Loans are charged off when the collection of principal and interest has become doubtful and the loans no longer can be considered sound collectible assets (or, in the case of unsecured loans, when they become 90 days past due).

Interest on nonaccrual loans foregone was approximately $58,000 and $27,000 for the nine months ended September 30, 2005 and 2004, respectively, and $38,000 for the year ended December 31, 2004.

Allowance for Loan Losses. The allowance for loan losses is maintained at a level considered adequate by management to provide for probable loan losses based on management’s assessment of various factors affecting the loan portfolio, including a review of problem loans, business conditions and loss experience and an overall evaluation of the quality of the underlying collateral. The allowance is increased by provisions charged to operations and reduced by loans charged off, net of recoveries.

While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination. In addition, various regulatory agencies may require us to make adjustments to the allowance for loan losses based on their judgments about information available to them at the time of their examination. The following table shows the allocation of our allowance for loan losses at the dates indicated. The allocation is based on an evaluation of defined loan problems, historical ratios of loan losses and other factors that may affect future loan losses in the categories of loans shown.

	At September 30,		At December 31,
	2005		2004		2003
	Amount	% of total loans (1)	Amount	% of total loans (1)	Amount	% of total loans (1)
	(Dollars in thousands)
Balance applicable to:
Commercial	$362	5.1%	$303	7.4%	$320	9.0%
Real estate - mortgage	2,354	84.5%	1,468	81.4%	1,011	77.1%
Consumer	57	1.4%	48	1.2%	45	2.9%
Home equity lines of credit	247	9.0%	206	10.0%	133	11.0%

Total allocated	3,020	100.0%	2,025	100.0%	1,509	100.0%

Unallocated	145		81		152

Total	$3,165		$2,106		$1,661

(1)	Represents total of all outstanding loans in each category as a percent of total loans outstanding.

The following table sets forth for the periods indicated information regarding changes in our allowance for loan losses.

	At or for the Nine Months Ended September 30,		At or for the Years Ended December 31,
	2005	2004	2004	2003
	(Dollars in thousands)
Balance at beginning of period	$2,106	$1,661	$1,661	$1,481
Charge-offs:
Real estate - mortgage	—	(49)	(50)	(44)
Home equity lines of credit	(42)	(32)	(32)	—
Commercial and industrial	(79)	(415)	(415)	(43)
Loans to individuals	(10)	(5)	(6)	(91)

Total charge-offs	(131)	(501)	(503)	(178)

Recoveries:
Real estate - mortgage	3	10	11	43
Home equity lines of credit	74	—	—	—
Commercial and industrial	—	42	42	13
Loans to individuals	1	3	3	11

Total recoveries	78	55	56	67

Net (charge-offs) recoveries	(53)	(446)	(447)	(111)
Provision for loan losses charged to operations	1,112	615	892	291

Balance at end of period	$3,165	$1,830	$2,106	$1,661

Ratio of net loan charge-offs to average loans outstanding	0.03%	0.48%	0.34%	0.12%
Ratio of allowance for loan losses to loans outstanding at period-end	1.28%	1.30%	1.30%	1.60%

Liquidity and Capital Resources

Our sources of funds are customer deposits, cash and demand balances due from other banks, interest-earning deposits in other banks, investment securities available for sale, brokered time deposits and borrowings from the Federal Home Loan Bank and other correspondent banks. These funds, together with loan repayments, are used to make loans and to fund continuing operations. In addition, at September 30, 2005, we had credit availability with the Federal Home Loan Bank of Atlanta (“FHLB”) of approximately $46.8 million and credit lines with various financial institutions in the amount of $11.9 million. We had $28.0 million in borrowings outstanding under these credit facilities at September 30, 2005. Total deposits were $258.1 million and $170.2 million at September 30, 2005 and December 31, 2004, respectively. Because loan demand has exceeded the rate of growth in core deposits, we have relied heavily on time deposits as a source of funds. Certificates of deposit are the only deposit accounts that have stated maturity dates, and those deposits are generally considered to be rate sensitive. At September 30, 2005 and December 31, 2004, time deposits represented 74.5% and 74.2%, respectively, of total deposits. Certificates of deposit of $100,000 or more represented 31.8% and 25.3%, respectively, of total deposits at September 30, 2005 and December 31, 2004. The Bank advertises its certificate of deposit rates on the Internet, and we also obtain time deposits through deposit brokers. On September 30, 2005, those out-of-market deposits amounted to $68.3 million, or approximately 26.5% of total deposits and approximately 35.5% of total certificates of deposit. With the exception of these out-of-market deposits, management believes most of our other time deposits are relationship-oriented. It will be necessary to pay competitive rates to retain those deposits at their maturities. However, brokered deposits represent a source of fixed rate funds priced competitively with Federal Home Loan Bank borrowings but do not require collateralization like Federal Home Loan Bank borrowings. Based upon prior experience, management anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management anticipates that we will rely primarily upon customer deposits, loan repayments and current earnings to provide liquidity, and will use funds thus generated to make loans and to purchase securities, primarily securities issued by the federal government and its agencies, mortgage-backed securities, municipal bonds, and trust preferred securities. As of September 30, 2005, liquid assets (cash and due from banks, interest-earning bank deposits, time deposits in other banks and investment securities available for sale) were approximately $57.0 million, which represented 18.3% of total assets and 22.1% of total deposits. At September 30, 2005, outstanding commitments to extend credit were $23.7 million and available line of credit balances totaled $67.9 million. Management believes that the combined aggregate liquidity position of the Company is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

We are subject to minimum capital requirements. The following table indicates the Company’s capital ratios at September 30, 2005. All capital ratios place the Company and the Bank in excess of the minimum necessary to be deemed “well capitalized” under regulatory guidelines.

	At September 30, 2005
	Actual Ratio	Minimum Requirement	Well Capitalized Requirement
Total risk-based capital ratio	10.65%	8.0%	10.0%
Tier 1 risk-based capital ratio	9.43%	4.0%	6.0%
Leverage ratio	8.59%	4.0%	5.0%

Recent Developments

Bank Holding Company Reorganization. Effective at 12:01 A.M. on September 1, 2005 (the “Effective Time”), Bank of Wilmington Corporation (“the Company”) completed a corporate reorganization in which Bank of Wilmington became our wholly-owned bank subsidiary. The Company was incorporated on June 20, 2005 for the sole purpose of serving as the parent bank holding company for Bank of Wilmington (the “Bank”).

The reorganization was effected through a statutory share exchange under North Carolina law and in accordance with the terms of an Agreement and Plan of Reorganization and Share Exchange dated June 24, 2005 (the “Agreement”). A description of the reorganization and a copy of the Agreement were contained in proxy solicitation materials filed with the Federal Deposit Insurance Corporation and distributed to the Bank’s shareholders in connection with a special meeting of shareholders held on August 12, 2005. The Agreement and the reorganization were approved by the Bank’s shareholders at that meeting. Pursuant to the Agreement, at the Effective Time each of the 3,416,068 outstanding shares of the Bank’s $3.50 par value common stock was converted into and exchanged for one newly issued share of the Company’s $3.50 par value common stock.

Our directors and executive officers serve as the directors and officers of the Bank, and our shareholders own the same percentages of the Company’s common stock as they previously owned of the Bank’s stock.

Bank of Wilmington Corporation is a North Carolina business corporation that operates as a registered bank holding company under the Bank Holding Company Act of 1956, as amended, and is subject to supervision and examination by, and the regulations and reporting requirements of, the Federal Reserve Board. Bank of Wilmington will continue to operate as an insured, North Carolina-chartered bank and to be subject to supervision and examination by, and the regulations and reporting requirements of, the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. The Company, prior to the reorganization, had no material assets and conducted no business or operations other than those activities related to its organization and the reorganization.

Prior to the share exchange, Bank of Wilmington’s common stock was registered under Section 12(g) of the Securities Exchange Act of 1934 (the “Exchange Act”). The Bank was subject to the information requirements of the Exchange Act and, in accordance with Section 12(i) thereof, the Bank filed annual and quarterly reports, proxy statements and other information with the Federal Deposit Insurance Corporation (“FDIC”). Copies of reports the Bank filed are on file with the FDIC and are available for inspection at the offices of the FDIC’s Accounting and Securities Disclosure Section located at Room F-6043, 550 17th Street, N.W., Washington, DC 20429. Copies of those reports also may be obtained by contacting the FDIC’s Accounting and Securities Disclosure Section at (202) 898-8913, or by facsimile at (202) 898-8505.

As a result of the share exchange, Bank of Wilmington Corporation is a successor issuer to the Bank as provided in the Securities and Exchange Commission’s Rule 12g-3(a) under the Exchange Act, and the Company’s $3.50 par value common stock is deemed to be registered under Section 12(g) of the Exchange Act.

Trust Preferred Securities. On October 4, 2005, we issued an aggregate principal amount of $10,310,000 in Floating Rate Subordinated Deferrable Interest Debentures to our newly formed subsidiary, BKWW Statutory Trust I, a Delaware statutory trust.

These debentures were issued and sold under an “Indenture” dated October 4, 2005, between us and the Wilmington Trust Company (a Delaware trust company unaffiliated with us).The debentures provide for quarterly distributions at a floating rate based on “LIBOR,” as defined in the debentures, plus 1.40%. The rate will be reset quarterly. Beginning in December 2010, provided we meet certain conditions, we have the right to redeem all or part of the securities at a redemption price of 100% of their liquidation amount plus any accrued and unpaid interest through the date of the redemption. The debentures are unsecured and are subordinated in right of payment to all of our “Senior Indebtedness,” as defined in the Indenture. The debentures will mature on December 15, 2035.

BKWW Statutory Trust I issued an aggregate principal amount of $10,000,000 in Floating Rate Capital Securities to an investor, and an aggregate principal amount of $310,000 in Floating Rate Common Securities to us. The Capital Securities and the Common Securities were issued and sold under an “Amended and Restated Declaration of Trust” dated October 4, 2005, among us, the Wilmington Trust Company, and certain of our officers as administrators.

We guaranteed the payment of the Capital Securities under the “Guarantee Agreement” dated October 4, 2005, between us and the Wilmington Trust Company. This guarantee is unsecured and is subordinated in right of payment to all of our “Senior Indebtedness,” as defined in the Indenture.

The Capital Securities were not registered under the Securities Act of 1933 and state securities laws, based on exemptions from registration , and they may not be offered or sold in the United States unless they are registered under the Securities Act of 1933 and applicable state securities laws, or are exempt from registration under those laws.

Forward-Looking Information

Statements in this Report relating to plans, strategies, economic performance and trends, projections of results of specific activities or investments, expectations or beliefs about future events or results, and other statements that are not descriptions of historical facts, may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed in our Annual Report on Form 10-KSB and in other documents filed by us with the Federal Deposit Insurance Corporation and the U. S. Securities and Exchange Commission from time to time. Forward-looking statements may be identified by terms such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “forecasts,” “potential” or “continue,” or similar terms or the negative of these terms, or other statements concerning opinions or judgments of our management about future events. Factors that could influence the accuracy of those forward-looking statements include, but are not limited to, the financial success or changing strategies of our customers, customer acceptance of our services, products and fee structure, the competitive nature of the financial services industry and our ability to compete effectively against other financial institutions in its banking market, actions of government regulators, our ability to manage our growth and to underwrite increasing volumes of loans, the impact on our profits of increased staffing and expenses resulting from expansion; the level of market interest rates and the Company’s ability to manage its interest rate risk, weather and similar conditions, particularly the effect of hurricanes on the Company’s banking and operations facilities and on its customers and the coastal communities in which it does business, changes in general economic conditions (particularly changes that affect the Company’s loan portfolio, the abilities of its borrowers to repay their loans, and the values of loan collateral), and other developments or changes in the Company’s business that it does not expect. Although the Company’s management believes that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. The Company has no obligation to update these forward-looking statements.

Item 3. Controls and Procedures

An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report has been performed by the Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

In connection with the above evaluation of the effectiveness of the Company’s disclosure controls and procedures, no change in the Company’s internal control over financial reporting was identified that occurred during the period covered by this report and that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Debt

None.

Item 4. Submission of Matters to a Vote of Security Holders

A Special Meeting of the Stockholders of Bank of Wilmington was held on August 12, 2005. Of 3,416,068 shares entitled to vote at the meeting, 1,936,834 shares voted. The following matter was voted on at the meeting:

Proposal 1: A proposal to approve an Agreement and Plan of Organization and Share Exchange dated June 24, 2005, which provides for a reorganization of the Bank in which each share of the Bank’s outstanding common stock will be converted into and exchanged for one share of common stock of Bank of Wilmington Corporation and the Bank will become the wholly-owned subsidiary of Bank of Wilmington Corporation.

Shares Voted “For”	Shares Voted “Against”	Shares “Abstained”
1,915,059	6,591	15,184

The proposal was approved by a 56% majority of the outstanding shares of the Bank’s common stock. The reorganization and share exchange between Bank of Wilmington and Bank of Wilmington Corporation became effective on September 1, 2005.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
2.01	Agreement and Plan of Reorganization and Share Exchange By and Between Bank of Wilmington and Bank of Wilmington Corporation (incorporated by reference from exhibits to Form 8-K dated September 1, 2005)

10.01	1999 Incentive Stock Option Plan (1)

10.02	Amendment No. 1 to 1999 Incentive Stock Option Plan (1)

10.03	Form of Incentive Stock Option Agreement (1)

10.04	1999 Nonstatutory Stock Option Plan (1)

10.05	Amendment No. 1 to 1999 Nonstatutory Stock Option Plan (1)

10.06	Form of Nonstatutory Stock Option Agreement (1)

10.07	Employment Agreement dated June 23, 2005, between Bank of Wilmington and John Cameron Coburn (1)

10.08	Endorsement Split Dollar Agreement dated June 23, 2005, between Bank of Wilmington and John Cameron Coburn (1)

10.09	Endorsement Split Dollar Agreement dated June 23, 2005, between Bank of Wilmington and Larry W. Flowers (1)

10.10	Endorsement Split Dollar Agreement dated June 23, 2005, between Bank of Wilmington and Betty V. Norris (1)

10.11	Endorsement Split Dollar Agreement dated June 23, 2005, between Bank of Wilmington and Lynn M. Burney (1)

10.12	Salary Continuation Agreement dated June 23, 2005, between Bank of Wilmington and John Cameron Coburn (1)

10.13	Salary Continuation Agreement dated June 23, 2005, between Bank of Wilmington and Larry W. Flowers (1)

10.14	Salary Continuation Agreement dated June 23, 2005, between Bank of Wilmington and Betty V. Norris (1)

10.15	Salary Continuation Agreement dated June 23, 2005, between Bank of Wilmington and Lynn M. Burney (1)

10.16	Change in Control Agreement dated March 22, 1999, between Bank of Wilmington and Larry W. Flowers, as amended (1)

10.17	Change in Control Agreement dated March 22, 1999, between Bank of Wilmington and Betty V. Norris, as amended (1)

10.18	Change of Control Agreement dated March 22, 1999, between Bank of Wilmington and Lynn M. Burney, as amended (1)

10.19	Consulting Agreement dated June 23, 2005, between Bank of Wilmington and Larry W. Flowers (1)

10.20	Split Dollar Plan dated July 15, 2004, covering Walter Lee Crouch, Jr., Windell Daniels, Craig S. Relan, Jerry D. Sellers, John Davie Waggett, and Walter O. Winter (1)

10.21	Director Elective Income Deferral Agreement dated December 16, 2004, between Bank of Wilmington and Walter Lee Crouch, Jr. (1)

10.22	Director Elective Income Deferral Agreement dated December 16, 2004, between Bank of Wilmington and Windell Daniels (1)

10.23	Director Elective Income Deferral Agreement dated December 16, 2004, between Bank of Wilmington and Craig S. Relan (1)

10.24	Director Elective Income Deferral Agreement dated December 16, 2004, between Bank of Wilmington and Jerry Sellers (1)

10.25	Director Elective Income Deferral Agreement dated December 16, 2004, between Bank of Wilmington and J. Davie Waggett (1)

10.26	Director Elective Income Deferral Agreement dated December 16, 2004, with Walter O. Winter (1)

31.01	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

31.02	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.01	Certification by the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.02	Certification by the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

(1)	This document previously was filed by Bank of Wilmington as an exhibit to its reports filed with the Federal Deposit Insurance Corporation under the Securities Exchange Act of 1934, as amended, and is being refiled in electronic form by Bank of Wilmington Corporation as successor registrant to the Bank under Rule 12g-3(a).

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

BANK OF WILMINGTON CORPORATION

Date: November 14, 2005	By:	/s/ Cameron Coburn
Cameron Coburn
President and Chief Executive Officer

Date: November 14, 2005	By:	/s/ Betty V. Norris
Betty V. Norris
Chief Financial Officer