Form 10KSB
period 2005-12-31
Bank of Wilmington CORP
filed 2006-03-30
CIK 1334872

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission File No. 000-51513

BANK OF WILMINGTON CORPORATION

(Name of registrant as specified in its charter)

North Carolina	20-3035898
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1117 Military Cutoff Road

Wilmington, North Carolina 28405

(Address of principal executive offices)

(910) 509-2000

Registrant’s telephone number, including area code

Securities registered under Section 12(b) of the Act:	None

Securities registered under Section 12(g) of the Act:	Common Stock, $3.50 par value per share
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Registrant’s revenues for its most recent fiscal year were $17,459,829.

On December 31, 2005, the aggregate market value of the voting and non-voting common equity held by nonaffiliates (computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity) was $34,445,679.

On March 3, 2006, the number of outstanding shares of Registrant’s common stock was 3,416,068.

Documents Incorporated by Reference

Portions of Registrant’s 2005 Annual Report to Shareholders are incorporated into Part II of this Report.

Portions of Registrant’s definitive Proxy Statement as filed with the Securities and Exchange Commission in connection with its 2006 Annual Meeting are incorporated into Part III of this Report.

PART I

[In this Report, the terms “we,” “us,” “our” and similar terms refer to Bank of Wilmington

Corporation separately and, as the context requires, on a consolidated basis with our banking subsidiary, Bank of Wilmington. Bank of Wilmington is sometimes referred to separately as the “Bank.”]

Item 1. Description of Business.

General

We are a North Carolina-chartered bank holding company incorporated on June 20, 2005 for the sole purpose of serving as the parent bank holding company for the Bank. The Bank is an insured, North Carolina-chartered bank that began banking operations on June 22, 1998. On September 1, 2005, we completed a corporate reorganization and share exchange in which the Bank became our wholly-owned bank subsidiary. Upon completion of the reorganization, each of the 3,416,068 outstanding shares of the Bank’s $3.50 par value common stock was converted into and exchanged for one newly issued share of our $3.50 par value common stock.

Our directors and executive officers serve as the directors and officers of the Bank, and, when the reorganization was completed, the Bank’s shareholders became our shareholders owning the same percentages of our common stock as they previously owned of the Bank’s stock. The reorganization had no impact on the operations of the Bank. Our consolidated capitalization, assets, liabilities, income and expenses immediately following the reorganization were substantially the same as those of the Bank immediately prior to the reorganization.

Our headquarters and operations are located in Wilmington, North Carolina and we engage in a general, community-oriented commercial and consumer banking business. Our deposits are insured by the FDIC to the maximum amount permitted by law. Our Internet website address is www.bankofwilmington.com.

On October 4, 2005, in order to increase the Bank’s regulatory capital, we formed a new unconsolidated wholly-owned subsidiary, BKWW Statutory Trust I (the “Trust”), a Delaware statutory trust, that issued $10.0 million in trust preferred securities. We issued $310,000 of our junior subordinated debentures to the Trust in connection with that transaction.

We currently have no operations and conduct no business on our own other than owning all the outstanding common stock of the Bank and supporting its business, and owning all the outstanding common securities of the Trust.

Business Offices

We have three full-service banking offices and one loan production office. Our Main Office and Pine Valley Offices are located in Wilmington, North Carolina, in New Hanover County, at 1117 Military Cutoff Road and 3702 South College Road, respectively. Our Hampstead Office is located in Hampstead Station Shopping Center at 14572 U.S. Highway 17 in Hampstead, North Carolina, which is in Pender County. The loan production office was established in January 2006 and is located at 206 North Topsail Drive, Suite D in Surf City, North Carolina, also in Pender County. We plan to convert the loan production operation to a full-service banking office in the second quarter 2006. In addition, we expect to relocate the full-service banking office in Surf City to a leased facility located at Surf Plaza Shopping Center (currently being developed) in Surf City, with anticipated occupancy in the last half of 2006. Also, a new full-service banking office located in a leased facility at 503 Olde Waterford Way, Suite 104 in Leland, North Carolina, in Brunswick County, is anticipated to open in second quarter 2006. This will represent our first office in Brunswick County.

Banking Market

Our banking market generally consists of a tri-county area in southeastern North Carolina including New Hanover County and the immediately surrounding areas of Pender and Brunswick Counties. Our base of operations is located in Wilmington, the center of trade and commerce for New Hanover County.

Services

Our operations are primarily retail oriented and directed toward individuals and small- and medium-sized businesses located in our banking market. The majority of our deposits and loans are derived from customers in our banking market, but we also make loans and have deposit relationships with individual and business customers in areas surrounding our immediate banking market. We also market certificates of deposit through the advertising of our deposit rates on the Internet and obtain some funds through deposit brokers. We provide most traditional commercial and consumer banking services, but our principal activities are the taking of demand and time deposits and the making of consumer and commercial loans. Our primary source of revenue is interest income derived from lending activities.

Lending Activities

General. We make a variety of types of consumer and commercial loans to individuals and small- and medium-sized businesses for various personal and business purposes, including term and installment loans, equity lines of credit, and overdraft checking credit. For financial reporting purposes, our loan portfolio generally is divided into real estate loans, home equity lines of credit, commercial loans, and consumer loans. Those categories are discussed further below. We also make credit card services available to our customers through a correspondent bank. On December 31, 2005, we had no agricultural purpose loans.

Statistical information regarding our loan portfolio is contained in this Report under the captions “Stastistical Data” and “Item 6. Management’s Discussion and Analysis and Plan of Operation.”

Real Estate-Secured Loans. Our real estate loan classification includes loans secured by real estate (other than its home equity lines of credit described below) which are made to purchase, construct or improve residential or commercial real estate, for real estate development purposes, and for various other commercial and consumer purposes (whether or not those purposes are related to its real estate collateral). On December 31, 2005, loans amounting to approximately 84.8% of our loan portfolio were classified as real estate loans. Of those loans, loans totaling approximately 31.3% of our loan portfolio were classified as commercial real estate loans, 41.9% were classified as construction loans, and 11.6% were secured by one-to-four family residences. We do not make long-term residential mortgage loans ourselves, but we originate loans of that type which are closed in the name of and funded by other lenders. That arrangement permits us to make that loan product available to our customers and generate fee income but avoid risks associated with holding loans of that type in our loan portfolio.

Commercial real estate and construction loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In the case of commercial real estate loans, loan repayment may be dependent on the successful operation of income producing properties, a business, or a real estate project and, thus, may, to a greater extent than in the case of other loans, be subject to the risk of adverse conditions in the economy generally or in the real estate market in particular.

Construction loans involve special risks due to the fact that loan funds are advanced upon the security of houses or other improvements that are under construction and that are of uncertain value prior to the completion of construction. For that reason, it is more difficult to evaluate accurately the total loan funds required to complete a project and the related loan-to-value ratios. To minimize these risks, we limit loan amounts to 80% of the projected appraised value of our collateral upon completion of construction.

Many of our real estate loans, while secured by real estate, were made for purposes unrelated to the real estate collateral. That generally is reflective of our efforts to minimize credit risk by taking real estate as additional collateral, whenever possible, without regard to loan purpose. All of our real estate loans are secured by first or junior liens on real property, the majority of which is located in or near our banking market. However, we have made a small number of loans which are secured by real property located outside our banking market.

Our real estate loans may be made at fixed or variable interest rates and, generally, they have maturities that do not exceed five years and they provide for payments based on amortization schedules of less than 20 years. However, a real estate loan that has a maturity of more than five years, or which is based on an amortization schedule of more than five years, generally will include contractual provisions which allow us to call the loan in full, or provide for a “balloon” payment in full, at the end of a period of no more than five years.

Home Equity Lines of Credit. Our home equity lines of credit include lines of credit which generally are used for consumer purposes and which also are secured by first or junior liens on residential real property. Our commitment on each line is for a term of 15 years. During the terms of the lines of credit, borrowers may pay accrued interest only (calculated at variable interest rates), and outstanding principal balances are due in full at the maturity of the lines. On December 31, 2005, our home equity lines of credit amounted to approximately 8.7% of our loan portfolio.

Commercial Loans. Our commercial loan classification includes loans to individuals and small- and medium-sized businesses for working capital, equipment purchases, and various other business purposes, but that classification excludes any such loan that is secured by real estate. These loans generally are secured by inventory, equipment or similar assets, but they also may be made on an unsecured basis. On December 31, 2005, our commercial loans made up approximately 5.2% of our loan portfolio. In addition to loans which are classified on our books as commercial loans, as described above, many of our loans included in the real estate loan classification were made for commercial purposes but are classified as real estate loans on our books because they are secured by first or junior liens on real estate. Commercial loans may be made at variable or fixed rates of interest. However, any loan which has a maturity or amortization schedule of longer than five years normally would be made at an interest rate that varied with our prime lending rate and would include contractual provisions which allowed us to call the loan in full, or provide for a “balloon” payment in full, at the end of a period of no more than five years.

Commercial loans typically are made on the basis of the borrower’s ability to make repayment from business cash flow, and those loans typically are secured by business assets, such as accounts receivable, equipment and inventory. As a result, the ability of borrowers to repay commercial loans may be substantially dependent on the success of their businesses, and the collateral for commercial loans may depreciate over time and cannot be appraised with as much precision as real estate.

Consumer Loans. Our consumer loans consist primarily of loans for various consumer purposes, as well as the outstanding balances on non-real estate secured consumer revolving credit accounts. These loans made up approximately 1.3% of our loan portfolio on December 31, 2005. A majority of these loans are secured by liens on various personal assets of the borrowers, but they also may be made on an unsecured basis. Additionally, our real estate loans include loans secured by first or junior liens on real estate which were made for consumer purposes unrelated to the real estate collateral. Consumer loans generally are made at fixed interest rates and with maturities or amortization schedules which generally do not exceed five years. However, consumer-purpose loans secured by real estate (and, thus, classified as real estate loans as described above) may be made for terms of up to 20 years but under terms which allow us to call the loan in full, or provide for a “balloon” payment, at the end of a period of no more than five years.

Consumer loans generally are secured by personal property and other personal assets of borrowers which often depreciate rapidly or are vulnerable to damage or loss. In cases where damage or depreciation reduces the value of our collateral below the unpaid balance of a defaulted loan, repossession may not result in repayment of the entire outstanding loan balance. The resulting deficiency often does not warrant further substantial collection efforts against the borrower. In connection with consumer lending in general, the success of our loan collection efforts are highly dependent on the continuing financial stability of our borrowers, so our collection of consumer loans may be more likely to be adversely affected by a borrower’s job loss, illness, personal bankruptcy or other change in personal circumstances than is the case with other types of loans.

Loan Administration and Underwriting. Like most community banks, we make loans based, to a great extent, on our assessment of borrowers’ income, cash flow, character and abilities to repay. So, the principal risk associated with each of the categories of our loans is the creditworthiness of our borrowers, and our loans may be viewed as involving a higher degree of credit risk than is the case with some other types of loans, such as long-term residential mortgage loans, where greater emphasis is placed on collateral values. To manage this risk, we have adopted written loan policies and procedures, and our loan portfolio is administered under a defined process. That process includes guidelines for loan underwriting standards and risk assessment, procedures for loan approvals, loan grading, ongoing identification and management of credit deterioration, and portfolio reviews to assess loss exposure and to test our compliance with our credit policies and procedures.

The underwriting standards that we employ for loans include an evaluation of various factors, including a loan applicant’s income, cash flow, payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. Though creditworthiness of the applicant is a primary consideration in the loan approval process, in the case of secured loans the underwriting process also includes an analysis of the value of the proposed collateral in relation to the proposed loan amount. We consider the value of collateral, the degree to which that value is ascertainable with any certainty, the marketability of the collateral in the event of foreclosure or repossession, and the likelihood of depreciation in the collateral value.

Our Board of Directors has approved levels of lending authority for lending personnel based on our aggregate credit exposure to a borrower and the secured or unsecured status of a loan proposed to be made. A loan that is within a lending officer’s assigned authority may be approved by that officer. A loan that involves an aggregate credit exposure of up to $1.0 million for a loan secured by real estate (including other lenders’ loans that are secured by liens that are prior to the Company’s), $200,000 for a loan secured by other collateral, or $200,000 for an unsecured loan, may be approved either by our Chief Executive Officer or our Chief Credit Officer. A loan involving an aggregate exposure of up to $2.8 million for a loan secured by real estate (including other lenders’ loans that are secured by liens that are prior to ours), $1.0 million for a loan secured by other collateral, or $700,000 for an unsecured loan, may be approved by our Directors’ Loan Committee. That Committee consists of three outside directors and our Chief Executive Officer, our Chief Credit Officer, and our Business Banking Manager, and actions by the Committee require the participation of at least two of the three outside directors and not more than two bank officers. A loan that exceeds the approval authority of the Committee must be approved by our full Board of Directors. The Board of Directors reviews a monthly list of all loans made during the month.

At the time a loan is proposed to be made, our automated loan system assigns a grade to the loan based on various underwriting and other criteria. Any proposed loan that grades below a threshold set by our Board of Directors must be reviewed by our Chief Credit Officer before it can be made, even if the loan amount is within the loan officer’s approval authority. The grades assigned by the system to loans we make indicate the level of ongoing review and attention that we will give to those loans to protect our position and to reduce loss exposure.

After funding, all loans are reviewed by our Loan Administration personnel for adequacy of documentation and compliance with regulatory requirements and our loan underwriting criteria. All loans involving an aggregate exposure of $500,000 or more ultimately are reviewed in detail by the Board of

Directors. Thereafter, each loan involving an aggregate exposure of more than $250,000 is required to be reviewed at least annually by the loan officer who originated the loan, and those reviews are monitored by Loan Administration personnel. Loan Administration personnel also periodically review various loans based on amount, type of collateral, documentation requirements, and other criteria. Additionally, we retain the services of an independent credit risk management consultant that, twice a year, reviews our problem loans, a random sampling of our performing loans related to our larger aggregate credit exposures and selected other loans.

During the life of each loan, its grade is reviewed and validated or modified to reflect changes in circumstances and risk. Loans generally are placed in a non-accrual status if they become 90 days past due or whenever they believe that collection has become doubtful. Loans are charged off when the collection of principal and interest has become doubtful and the loans no longer can be considered sound collectible assets (or, in the case of unsecured loans, when they become 90 days past due).

Allowance for Loan Losses. Our Board of Directors reviews all impaired loans at least monthly, and our management meets regularly to review asset quality trends and to discuss loan policy issues. Based on these reviews and our current judgments about the credit quality of our loan portfolio and other relevant internal and external factors, we have established an allowance for loan losses. The adequacy of the allowance is assessed by our management and reviewed by our Board of Directors each month. On December 31, 2005, our allowance was $3.5 million and amounted to approximately 1.26% of our total loans and approximately 298.98% of our nonperforming loans.

On December 31, 2005, our nonperforming loans amounted to approximately $1.2 million and consisted solely of our nonaccruing loans. On that date, we had no loans that were 90 days or more past due but still accruing interest, and we had no other real estate owned.

Deposit Activities

Our deposit services include business and individual checking accounts, savings accounts, NOW accounts, certificates of deposit and money market checking accounts. We monitor our competition in order to keep the rates paid on our deposits at a competitive level. On December 31, 2005, our transaction accounts and noninterest-bearing accounts equaled approximately 13.4% and 9.2%, respectively, of our total deposits, and our time deposits of $100,000 or more amounted to approximately $96.0 million, or approximately 33.8% of our total deposits. The majority of our deposits are derived from within our banking market. However, we also market certificates of deposit through the advertising of our deposit rates on the Internet and obtain funds through deposit brokers, and we have a significant amount of out-of-market deposits that were generated in that manner. Although we accept these deposits primarily for liquidity purposes, we also use them to manage our interest rate risk. On December 31, 2005, our out-of-market deposits amounted to approximately $83.8 million, or approximately 29.5% of our total deposits and approximately 38.1% of our total certificates of deposit.

Statistical information regarding our deposit accounts is contained in this Report under the captions “Stastistical Data” and “Item 6. Management’s Discussion and Analysis or Plan of Operation.”

Investment Portfolio

On December 31, 2005, our investment portfolio totaled approximately $48.7 million and included municipal securities, corporate bonds, mortgage-backed securities guaranteed by GNMA or issued by FNMA and FHLMC, (including collateralized mortgage obligations), and securities issued by a U.S. government-sponsored agency. We have classified all of our securities as “available for sale,” and we analyze the portfolio’s performance at least quarterly. Our securities have various interest rate features, maturity dates and call options.

Statistical information regarding our investment portfolio is contained in this Report under the captions “Stastistical Data” and “Item 6. Management’s Discussion and Analysis or Plan of Operation.”

Competition

Commercial banking in North Carolina is highly competitive, due in large part to our state’s early adoption of statewide branching. Over the years, federal and state legislation (including the elimination of restrictions on interstate banking) has heightened the competitive environment in which all financial institutions conduct their business, and the potential for competition among financial institutions of all types has increased significantly. North Carolina is the home of two of the largest commercial banks in the United States, each of which has branches located in our banking market, and we compete with other commercial banks, savings banks and credit unions, including four out-of-state financial institutions that have acquired banks with offices in Wilmington.

Interest rates, both on loans and deposits, and prices of fee-based services are significant competitive factors among financial institutions generally. Other important competitive factors include office location, office hours, the quality of customer service, community reputation, continuity of personnel and services, and, in the case of larger commercial customers, relative lending limits and the ability to offer sophisticated cash management and other commercial banking services. Many of our competitors have greater resources, broader geographic markets, more extensive branch networks, and higher lending limits than we do. They also can offer more products and services and can better afford and make more effective use of media advertising, support services and electronic technology than the Company can. In terms of assets, we are one of the smaller commercial banks in North Carolina, and there is no assurance that we will be or continue to be an effective competitor in our banking market. However, we believe that community banks can compete successfully by providing personalized service and making timely, local decisions, and that further consolidation in the banking industry is likely to create additional opportunities for community banks to capture deposits from affected customers who may become dissatisfied as their financial institutions grow larger. Additionally, we believe that the continued growth of our banking market affords an opportunity to capture new deposits from new residents.

Substantially all of our customers are individuals and small- and medium-sized businesses. We try to differentiate ourselves from our larger competitors with our focus on relationship banking, personalized service, direct customer contact, and our ability to make credit and other business decisions locally. We also depend on our reputation as a community bank in our banking market, our involvement in the community we serve, the experience of our senior management team, and the quality of our associates. We believe that our focus allows us to be more responsive to our customers’ needs and more flexible in approving loans based on collateral quality and personal knowledge of our customers.

Employees

On March 3, 2006, we employed 65 full-time employees (including our executive officers) and 4 part-time employees. Our employees are not represented by a collective bargaining unit, and we consider our relations with our employees to be good.

Supervision and Regulation

Our business and operations are subject to extensive federal and state governmental regulation and supervision. The following is a summary of some of the basic statutes and regulations that apply to us. However, it is not a complete discussion of all the laws that affect our business, and it is qualified in its entirety by reference to the particular statutory or regulatory provision being described.

General. Bank of Wilmington Corporation is a North Carolina business corporation that operates as a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”). We are subject to supervision and examination by, and the regulations and reporting requirements of, the Federal Reserve Board (the “FRB”). Under the BHCA, a bank holding company’s activities are limited to banking, managing or controlling banks, or engaging in other activities the FRB determines are closely related and a proper incident to banking or managing or controlling banks.

The BHCA prohibits a bank holding company from acquiring direct or indirect control of more than 5.0% of the outstanding voting stock, or substantially all of the assets, of any financial institution, or merging or consolidating with another bank holding company or savings bank holding company, without the FRB’s prior approval. Additionally, the BHCA generally prohibits bank holding companies from engaging in a nonbanking activity, or acquiring ownership or control of more than 5.0% of the outstanding voting stock of any company that engages in a nonbanking activity, unless that activity is determined by the FRB to be closely related and a proper incident to banking. In approving an application to engage in a nonbanking activity, the FRB must consider whether that activity can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

The law imposes a number of obligations and restrictions on a bank holding company and its insured bank subsidiaries designed to minimize potential losses to depositors and the FDIC insurance funds. For example, if a bank holding company’s insured bank subsidiary becomes “undercapitalized,” the bank holding company is required to guarantee the bank’s compliance (subject to certain limits) with the terms of any capital restoration plan filed with its federal banking agency. A bank holding company is required to serve as a source of financial strength to its bank subsidiaries and to commit resources to support those banks in circumstances in which, absent that policy, it might not do so. Under the BHCA, the FRB may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary if the FRB determines that the activity or control constitutes a serious risk to the financial soundness and stability of a bank subsidiary of a bank holding company.

Bank of Wilmington is an insured, North Carolina-chartered bank. Its deposits are insured under the Federal Deposit Insurance Corporation’s (the “FDIC”) Bank Insurance Fund (“BIF”), and the Bank is subject to supervision and examination by, and the regulations and reporting requirements of, the FDIC and the North Carolina Commissioner of Banks (the “Commissioner”). The FDIC and the Commissioner are its primary federal and state banking regulators. The Bank is not a member bank of the Federal Reserve System.

As an insured bank, the Bank is prohibited from engaging as principal in any activity that is not permitted for national banks unless (1) the FDIC determines that the activity would not pose a significant risk to the deposit insurance fund, and (2) the Bank is, and continues to be, in compliance with the applicable capital standards. The Bank also is prohibited from directly acquiring or retaining any equity investment of a type or in an amount that is not permitted for national banks.

The Commissioner and the FDIC regulate all areas of the Bank’s business, including its payment of dividends and other aspects of its operations. They conduct regular examinations of the Bank, and the Bank must furnish periodic reports to the Commissioner and the FDIC containing detailed financial and other information about its affairs. The FDIC and the Commissioner have broad powers to enforce laws and regulations that apply to the Bank and to require the Bank to correct conditions that affect its safety and soundness. Among others, these powers include issuing cease and desist orders, imposing civil penalties, and removing officers and directors, and their ability otherwise to intervene in the Bank’s operation if their examinations of the Bank, or the reports it files, reflect a need for them to do so.

The Bank’s business also is influenced by prevailing economic conditions and governmental policies, both foreign and domestic, and, though it is not a member bank of the Federal Reserve System, by the monetary and fiscal policies of the FRB. The FRB’s actions and policy directives determine to a significant degree the cost and availability of funds the Bank obtains from money market sources for lending and investing, and they also influence, directly and indirectly, the rates of interest the Bank pays on its time and savings deposits and the rates it charges on commercial bank loans.

Gramm-Leach-Bliley Act. The federal Gramm-Leach-Bliley Act enacted in 1999 (the “GLB Act”) dramatically changed various federal laws governing the banking, securities and insurance industries. The GLB Act permits bank holding companies to become “financial holding companies” and, in general (1) expands opportunities to affiliate with securities firms and insurance companies; (2) overrides certain state laws that would prohibit certain banking and insurance affiliations; (3) expands the activities in which banks and bank holding companies may participate; (4) requires that banks and bank holding companies engage in some activities only through affiliates owned or managed in accordance with certain requirements; and (5) reorganizes responsibility among various federal regulators for oversight of certain securities activities conducted by banks and bank holding companies.

The GLB Act has expanded opportunities for banks and bank holding companies to provide services and engage in other revenue-generating activities that previously were prohibited to them. However, this expanded authority also may present us with new challenges as our larger competitors continue to expand their services and products into areas that are not feasible for smaller, community-oriented financial institutions.

Payment of Dividends. Under North Carolina law, we are authorized to pay dividends as declared by our Board of Directors, provided that no such distribution results in our insolvency on a going concern or balance sheet basis. However, although we are a legal entity separate and distinct from the Bank, our principal source of funds with which we can pay dividends to our shareholders and pay our own obligations is dividends we receive from the Bank. For that reason, our ability to pay dividends effectively is subject to the same limitations that apply to the Bank. There are statutory and regulatory limitations on the Bank’s payment of dividends to us.

Under North Carolina law, the Bank may pay dividends only from its undivided profits. However, if the Bank’s surplus is less than 50% of its paid-in capital stock, then the Bank’s directors may not declare any cash dividend until the Bank has transferred from undivided profits to surplus 25% of its undivided profits or any lesser percentage necessary to raise its surplus to an amount equal to 50% of its paid-in capital stock.

In addition to the restrictions described above, other state and federal statutory and regulatory restrictions apply to the Bank’s payment of cash dividends. As an insured depository institution, federal law prohibits the Bank from making any capital distributions, including the payment of a cash dividend, if it is, or after making the distribution it would become, “undercapitalized” (as that term is defined in the Federal Deposit Insurance Act). Also, if in the opinion of the FDIC an insured depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution, could include the payment of dividends), the FDIC may require, after notice and hearing, that the institution cease and desist from that practice. The FDIC has indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. The FDIC has issued policy statements that provide that insured banks generally should pay dividends only from their current operating earnings, and, under the Federal Deposit Insurance Act, no dividend may be paid by an insured bank while it is in default on any assessment due the FDIC. The Bank’s payment of dividends also could be affected or limited by other factors, such as events or circumstances which lead the FDIC to require (as further described below) that they maintain capital in excess of regulatory guidelines.

In the future, our ability to declare and pay cash dividends will be subject to our Board of Directors’ evaluation of our operating results, capital levels, financial condition, future growth plans, general business and economic conditions, and tax and other relevant considerations. There is no assurance that, in the future, we will have funds available to pay cash dividends or, even if funds are available, that we will pay dividends in any particular amounts or at any particular times, or that we will pay dividends at all.

Capital Adequacy. We and the Bank are required to comply with the FRB’s and FDIC’s capital adequacy standards for bank holding companies and insured banks. The FRB and FDIC have issued risk-

based capital and leverage capital guidelines for measuring capital adequacy, and all applicable capital standards must be satisfied for us or the Bank to be considered in compliance with the regulatory capital requirements.

Under the risk-based capital guidelines, the minimum ratio (“Total Capital Ratio”) of our total capital (“Total Capital”) to our risk-weighted assets (including various off-balance-sheet items, such as standby letters of credit) is 8.0%. At least half of Total Capital must be composed of “Tier 1 Capital.” Tier 1 Capital includes common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and various other intangible assets. The remaining Total Capital may consist of “Tier 2 Capital” which includes certain subordinated debt, certain hybrid capital instruments and other qualifying preferred stock, and a limited amount of loan loss reserves. A bank or bank holding company that does not satisfy minimum capital requirements may be required to adopt and implement a plan acceptable to its federal banking regulator to achieve an adequate level of capital.

Under the leverage capital measure, the minimum ratio (the “Leverage Capital Ratio”) of Tier 1 Capital to average assets, less goodwill and various other intangible assets, generally is 3.0% for entities that meet specified criteria, including having the highest regulatory rating. All other entities generally are required to maintain an additional cushion of 100 to 200 basis points above the stated minimum. The guidelines also provide that banks experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum levels without significant reliance on intangible assets, and a bank’s “Tangible Leverage Ratio” (deducting all intangible assets) and other indicators of a bank’s capital strength also will be taken into consideration by banking regulators in evaluating proposals for expansion or new activities.

The FRB and the FDIC also consider interest rate risk (arising when the interest rate sensitivity of our assets does not match the sensitivity of our liabilities or our off-balance-sheet position) in the evaluation of our capital adequacy. Banks with excessive interest rate risk exposure are required to hold additional amounts of capital against their exposure to losses resulting from that risk. The regulators also require banks to incorporate market risk components into their risk-based capital. Under these market risk requirements, capital is allocated to support the amount of market risk related to a bank’s trading activities.

Our capital categories are determined solely for the purpose of applying the “prompt corrective action” rules described below which have been adopted by the various federal banking regulators, and they do not necessarily constitute an accurate representation of our overall financial condition or prospects for other purposes. A failure to meet the capital guidelines could subject us to a variety of enforcement actions under those rules, including the issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and other restrictions on our business. As described below, the FDIC also can impose other substantial restrictions on banks that fail to meet applicable capital requirements.

Prompt Corrective Action. Federal law establishes a system of prompt corrective action to resolve the problems of undercapitalized banks. Under this system, the FDIC has established five capital categories (“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized”) and is required to take various mandatory supervisory actions, and is authorized to take other discretionary actions, with respect to banks in the three undercapitalized categories. The severity of any actions taken will depend upon the capital category in which a bank is placed. Generally, subject to a narrow exception, current federal law requires the FDIC to appoint a receiver or conservator for a bank that is critically undercapitalized.

Under the FDIC’s rules implementing the prompt corrective action provisions, an insured, state-chartered bank that (1) has a Total Capital Ratio of 10.0% or greater, a Tier 1 Capital Ratio of 6.0% or greater, and a Leverage Ratio of 5.0% or greater, and (2) is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the FDIC, is considered to be “well capitalized.” A bank with a Total Capital Ratio of 8.0% or greater, a Tier 1 Capital Ratio of 4.0% or greater, and a Leverage Ratio of 4.0% or greater, is considered to be “adequately capitalized.” A bank that has a Total Capital Ratio of less than 8.0%, a Tier 1 Capital Ratio of less than 4.0%, or a Leverage Ratio of less than 4.0%, is considered to be “undercapitalized.” A bank that has a Total Capital Ratio of less than 6.0%, a Tier 1 Capital Ratio of less than 3.0%, or a Leverage Ratio of less than 3.0%, is considered to be “significantly undercapitalized,” and a bank that has a tangible equity capital to assets ratio equal to or less than 2.0% is deemed to be “critically undercapitalized.” For purposes of these rules, the term “tangible equity” includes core capital elements counted as Tier 1 Capital for purposes of the risk-based capital standards, plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus all intangible assets (with various exceptions). A bank may be deemed to be in a capitalization category lower than indicated by its actual capital position if it receives an unsatisfactory examination rating.

A bank that is categorized as “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” is required to submit an acceptable capital restoration plan to the FDIC. An “undercapitalized” bank also is generally prohibited from increasing its average total assets, making acquisitions, establishing new branches, or engaging in new lines of business, other than in accordance with an accepted capital restoration plan or with the FDIC’s approval. Also, the FDIC may treat an “undercapitalized” bank as being “significantly undercapitalized” if it determines that is necessary to carry out the purpose of the law.

The following table lists our consolidated capital ratios at December 31, 2005. On that date, all capital ratios place us and the Bank at levels to qualify as “well capitalized.”

	Minimum required ratios	Required to be “well capitalized”	Our capital ratios
Risk-based capital ratios:
Leverage Capital Ratio (Tier 1 Capital to average assets	3.0%	5.0%	10.7%
Tier I Capital Ratio (Tier 1 Capital to risk-weighted assets	4.0%	6.0%	12.1%
Total Capital Ratio (Total Capital to risk-weighted assets	8.0%	10.0%	13.3%

Reserve Requirements. Under the FRB’s regulations, all FDIC-insured banks must maintain average daily reserves against their transaction accounts. No reserves are required to be maintained on the first $7.8 million of transaction accounts, but a bank must maintain reserves equal to 3.0% on aggregate balances of those accounts between $7.8 million and $48.3 million, and reserves equal to 10.0% must be maintained on aggregate balances in excess of $48.3 million. The FRB may adjust these percentages from time to time. Because the Bank’s reserves are required to be maintained in the form of vault cash or in a non-interest-bearing account at a Federal Reserve Bank, one effect of the reserve requirement is to reduce the amount of our interest-earning assets.

FDIC Insurance Assessments. The FDIC uses a risk-based assessment system that takes into account the risks attributable to different categories and concentrations of assets and liabilities for purposes of calculating deposit insurance assessments to be paid by insured banks. Under the risk-based assessment system, banks are categorized as “well capitalized,” “adequately capitalized” or “undercapitalized.” These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized” for prompt corrective action purposes. Banks also are assigned by the FDIC to one of three supervisory subgroups within each capital group, with the particular supervisory subgroup to which we are assigned being based on a supervisory evaluation by the FDIC and information which the FDIC determines to be relevant to our financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the Commissioner). The Bank’s assessment rate (ranging from zero to 27 basis points) is determined based on the capital category and supervisory subgroup to which we are assigned. If our capital classification were to drop to “adequately capitalized,” our assessment rate would increase in the future until we restored and maintained our capital at a “well capitalized” level. A higher assessment rate would result in an increase in the assessments we pay the FDIC for deposit insurance.

Under the Federal Deposit Insurance Act, the FDIC may terminate our deposit insurance if it finds that we have engaged in unsafe and unsound practices, are in an unsafe or unsound condition to continue operations, or have violated applicable laws, regulations, rules or orders.

The FDIC is charged with the responsibility of maintaining the adequacy of the deposit insurance funds, and the amount we pay for deposit insurance is influenced not only by our capital category and supervisory subgroup but also by the adequacy of the insurance funds from time to time to cover the risk posed by all insured institutions. FDIC insurance assessments could be increased substantially in the future if the FDIC finds such an increase to be necessary in order to adequately maintain the insurance funds.

Federal Deposit Insurance Reform. On February 8, 2006, President Bush signed the Federal Deposit Insurance Reform Act of 2005 (“FDIRA”). The FDIC must adopt rules implementing the various provisions of FDIRA by November 5, 2006.

Among other things, FDIRA changes the Federal deposit insurance system by:

•	raising the coverage level for retirement accounts to $250,000;

•	indexing deposit insurance coverage levels for inflation beginning in 2012;

•	prohibiting undercapitalized financial institutions from accepting employee benefit plan deposits;

•	merging the Bank Insurance Fund and Savings Association Insurance Fund into a new Deposit Insurance Fund (the “DIF”); and

•	providing credits to financial institutions that capitalized the FDIC prior to 1996 to offset future assessment premiums.

FDIRA also authorizes the FDIC to revise the current risk-based assessment system, subject to notice and comments, and caps the amount of the DIF at 1.50% of domestic deposits. The FDIC must issue cash dividends, awarded on a historical basis, for the amount of the DIF over the 1.50% ratio. Additionally, if the DIF exceeds 1.35% of domestic deposits at year-end, the FDIC must issue cash dividends, awarded on a historical basis, for half of the amount of the excess.

Community Reinvestment. Under the Community Reinvestment Act (the “CRA”), an insured institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for banks, nor does it limit a bank’s discretion to develop, consistent with the CRA, the types of products and services that it believes are best suited to its particular community. The CRA requires the federal banking regulators, in connection with their examinations of insured banks, to assess the banks’ records of meeting the credit needs of their communities, using the ratings of “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance,” and to take that record into account in its evaluation of various applications by those banks. All banks are required to publicly disclose their CRA performance ratings. The Bank received a “satisfactory” rating in its last CRA examination during March 2005.

Interstate Banking and Branching. The Bank Holding Company Act, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking Law”), permits adequately capitalized and managed bank holding companies to acquire control of the assets of banks in any state. Acquisitions are subject to antitrust provisions that cap at 10.0% the portion of the total deposits of insured depository institutions in the United States that a single bank holding company may control, and generally cap at 30.0% the portion of the total deposits of insured depository institutions in a state that a single bank holding company may control. Under certain circumstances, states have the authority to increase or decrease the 30.0% cap, and states may set minimum age requirements of up to five years on target banks within their borders.

Subject to certain conditions, the Interstate Banking Law also permits interstate branching by allowing a bank in one state to merge with a bank located in a different state. Each state was allowed to accelerate the effective date for interstate mergers by adopting a law authorizing such transactions prior to June 1, 1997, or any state could “opt out” and thereby prohibit interstate branching in that state by enacting legislation to that effect prior to that date. The Interstate Banking Law also permits banks to establish branches in other states by opening new branches or acquiring existing branches of other banks, provided the laws of those other states specifically permit that form of interstate branching. North Carolina has adopted statutes which, subject to conditions, authorize out-of-state bank holding companies and banks to acquire or merge with North Carolina banks and to establish or acquire branches in North Carolina.

Restrictions on Transactions with Affiliates. The Bank is subject to the provisions of Section 23A of the Federal Reserve Act. Among other things, Section 23A places limits on the amount of:

•	a bank’s loans or extensions of credit to, or investment in, its affiliates;

•	assets a bank may purchase from affiliates, except for real and personal property exempted by the FRB;

•	the amount of loans or extensions of credit by a bank to third parties which are collateralized by the securities or obligations of the bank’s affiliates; and

•	a bank’s guarantee, acceptance or letter of credit issued on behalf of one of its affiliates.

The total amount of these transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. We must also comply with other provisions designed to avoid the taking of low-quality assets from an affiliate.

The Bank is also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits a bank or its subsidiaries generally from engaging in transactions with its affiliates unless the transactions are on terms substantially the same, or at least as favorable to the bank or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

Federal law also places restrictions on the Bank’s ability to extend credit to its and our executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

USA Patriot Act of 2001. The USA Patriot Act of 2001 was enacted in response to the terrorist attacks that occurred in the United States on September 11, 2001. The Act is intended to strengthen the ability of U.S. law enforcement and the intelligence community to work cohesively to combat terrorism on a variety of fronts. The Act’s impact on all financial institutions is significant and wide ranging. The Act contains sweeping anti-money laundering and financial transparency requirements and imposes various other regulatory requirements, including standards for verifying customer identification when accounts are opened, and rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002, which became effective during 2002, is sweeping federal legislation addressing accounting, corporate governance and disclosure issues. The Act applies to all public companies and imposes significant new requirements for public company governance and disclosure requirements. Some of the provisions of the Act became effective immediately while others are still in the process of being implemented.

In general, the Sarbanes-Oxley Act mandated important new corporate governance and financial reporting requirements intended to enhance the accuracy and transparency of public companies’ reported financial results. It established new responsibilities for corporate chief executive officers, chief financial officers and audit committees in the financial reporting process, and it created a new regulatory body to oversee auditors of public companies. It backed these requirements with new SEC enforcement tools, increases criminal penalties for federal mail, wire and securities fraud, and created new criminal penalties for document and record destruction in connection with federal investigations. It also increased the opportunity for more private litigation by lengthening the statute of limitations for securities fraud claims and providing new federal corporate whistleblower protection.

The Act also required that the various securities exchanges, including The Nasdaq Stock Market, prohibit the listing of the stock of an issuer unless that issuer complies with various new corporate governance requirements imposed by the exchanges, including the requirement that various corporate matters (including executive compensation and board nominations) be approved, or recommended for approval by the issuer’s full board of directors, by directors of the issuer who are “independent” as defined by the exchanges’ rules or by committees made up of “independent” directors. Because our common stock is “listed” on The Nasdaq Capital Market, we are subject to those provisions of the Act and to the corporate governance requirements of The Nasdaq Stock Market.

The economic and operational effects of the Sarbanes-Oxley Act on public companies, including us, have been and will continue to be significant in terms of the time, resources and costs associated with compliance. Because the Act, for the most part, applies equally to larger and smaller public companies, we will continue to be presented with additional challenges as a smaller, community-oriented financial institution seeking to compete with larger financial institutions in our market.

Statistical Data

Certain statistical data regarding our business is contained below.

Bank of Wilmington Corporation

Table 1

Selected Consolidated Financial Information and Other Data

($ in thousands, except per share and nonfinancial data)

	At or for the Year Ended December 31,
	2005	2004	2003	2002	2001
Operating Data:
Total interest income	$16,412	$8,596	$6,527	$6,747	$6,888
Total interest expense	7,113	2,742	2,103	2,927	4,169

Net interest income	9,299	5,854	4,424	3,820	2,719
Provision for loan losses	1,499	892	291	575	399

Net interest income after provision	7,800	4,962	4,133	3,245	2,320
Noninterest income	1,048	746	512	447	353
Noninterest expense	6,381	4,626	3,628	3,055	2,471

Income before income taxes	2,467	1,082	1,017	637	202
Provision for income taxes	785	(66)	—	—	—

Net income (loss)	$1,682	$1,148	$1,017	$637	$202

Per Share Data (1):
Earnings per share - basic	$0.49	$0.41	$0.55	$0.38	$0.15
Earnings per share - diluted	0.48	0.40	0.54	0.38	0.15
Market price
High	10.95	9.56	9.78	6.44	6.00
Low	8.40	8.45	4.92	4.12	3.36
Close	10.85	9.03	9.52	5.40	4.32
Book value	7.21	6.85	6.17	5.05	4.67

Weighted average shares outstanding
Basic	3,415,582	2,768,040	1,856,758	1,670,518	1,349,979
Diluted	3,496,780	2,840,524	1,897,315	1,684,273	1,349,989
Actual shares outstanding at period end	3,416,068	3,405,183	2,706,409	1,700,009	1,606,259

Selected Year-End Balance Sheet Data:
Total assets	$343,327	$201,533	$129,785	$112,762	$101,833
Loans, held to maturity	278,386	162,399	104,042	87,741	83,181
Allowance for loan losses	3,510	2,106	1,661	1,481	1,165
Deposits	284,134	170,168	106,077	103,862	90,933
Short-term borrowings	—	2,400	6,500	—	3,000
Long-term debt	32,310	5,000	—	—	—
Shareholders’ equity	24,635	23,338	16,712	8,593	7,496

Selected Average Balances:
Total assets	$271,258	$164,220	$114,488	$107,490	92,108
Loans, gross	217,604	130,734	92,269	86,144	75,069
Total interest-earning assets	262,669	159,404	112,590	103,792	89,274
Deposits	226,823	140,356	103,847	98,492	85,057
Total interest-bearing liabilities	222,138	132,166	95,995	91,498	79,570
Shareholders’ equity	24,167	17,803	9,801	8,171	6,342

Selected Performance Ratios:
Return on average assets	0.62%	0.70%	0.89%	0.59%	0.22%
Return on average equity	6.96%	6.45%	10.38%	7.80%	3.19%
Net interest spread	3.05%	3.32%	3.61%	3.30%	2.48%
Net interest margin	3.54%	3.68%	3.93%	3.68%	3.05%
Noninterest income to total revenue	10.13%	11.30%	10.37%	10.48%	11.49%
Noninterest income to average assets	0.39%	0.45%	0.45%	0.42%	0.38%
Noninterest expense to average assets	2.35%	2.82%	3.17%	2.84%	2.68%

Bank of Wilmington Corporation

Table 1

Selected Consolidated Financial Information and Other Data

($ in thousands, except per share and nonfinancial data)

	At or for the Year Ended December 31,
	2005	2004	2003	2002	2001
Asset Quality Ratios:
Nonperforming loans to period-end loans	0.42%	0.61%	0.83%	0.73%	0.81%
Allowance for loan losses to period-end loans	1.26%	1.30%	1.60%	1.69%	1.40%
Allowance for loan losses to nonperforming loans	298.98%	212.02%	191.80%	230.69%	172.59%
Nonperforming assets to total assets	0.34%	0.59%	0.67%	0.70%	0.66%
Net loan charge-offs to average loans	0.04%	0.34%	0.12%	0.30%	0.13%

Capital Ratios:
Total risk-based capital	13.29%	14.87%	16.98%	10.74%	10.34%
Tier 1 risk-based capital	12.09%	13.64%	15.73%	9.48%	9.09%
Leverage ratio	10.69%	12.29%	13.92%	7.70%	7.45%
Equity to assets ratio	7.18%	11.57%	12.88%	7.62%	7.36%

Other Data:
Number of full service banking offices	3	3	2	2	2
Number of loan production offices	—	—	1	—	—
Number of full time equivalent employees	62	50	36	30	27

(1)	All per share data has been restated to reflect the effect of a five-for-four stock split which became effective on June 30, 2005.

Bank of Wilmington Corporation

Table 2

Average Balances and Net Interest Income

($ in thousands)

	Year Ended December 31, 2005			Year Ended December 31, 2004			Year Ended December 31, 2003
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Loans, gross	$217,604	$14,728	6.77%	$130,734	$7,663	5.86%	$92,269	$5,878	6.37%
Investment securities	35,326	1,453	4.11%	21,697	855	3.94%	15,912	600	3.77%
Other	9,739	231	2.37%	6,973	78	1.12%	4,409	49	1.11%

Total interest-earning assets	262,669	16,412	6.25%	159,404	8,596	5.39%	112,590	6,527	5.80%

Other assets	8,589			4,816			1,898

Total assets	$271,258			$164,220			$114,488

Interest-bearing liabilities:
Deposits:
Savings deposits, NOW and Money Market	34,606	619	1.79%	28,846	267	0.93%	26,636	275	1.03%
Fixed maturity deposits	168,090	5,702	3.39%	97,793	2,378	2.43%	68,872	1,822	2.65%
Borrowed funds	19,442	792	4.07%	5,527	97	1.76%	487	6	1.23%

Total interest-bearing liabilities	222,138	7,113	3.20%	132,166	2,742	2.07%	95,995	2,103	2.19%

Non-interest-bearing deposits	24,127			13,717			8,339
Other liabilities	826			534			353
Stockholders’ equity	24,167			17,803			9,801

Total liabilities and stockholders’ equity	$271,258			$164,220			$114,488

Net interest income and interest rate spread		$9,299	3.05%		$5,854	3.32%		$4,424	3.61%

Net yield on average interest-earning assets			3.54%			3.68%			3.93%

Ratio of average interest-earning assets to average interest-bearing liabilities	118.25%			120.61%			117.29%

Bank of Wilmington Corporation

Table 3

Volume and Rate Variance Analysis

(In Thousands)

	Year Ended December 31, 2005 vs. 2004			Year Ended December 31, 2004 vs. 2003
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans, gross	$5,486	$1,579	$7,065	$2,353	$(568)	$1,785
Investment securities	$549	$49	$598	$223	$32	$255
Other	$48	$105	$153	$29	$—	$29

Total interest income	6,083	1,733	7,816	2,605	(536)	2,069

Interest expense:
Deposits
Savings deposits, NOW and Money Market	$78	$274	$352	$22	$(30)	$(8)
Fixed maturity deposits	$2,047	$1,277	$3,324	$734	$(178)	$556
Borrowed funds	$406	$289	$695	$75	$16	$91

Total interest expense	2,531	1,840	4,371	831	(192)	639

Net interest income increase (decrease)	$3,552	$(107)	$3,445	$1,774	$(344)	$1,430

Bank of Wilmington Corporation

Table 4

Non-Interest Income

(In thousands)

	Year Ended December 31,
	2005	2004	2003
Service fees and charges	$644	$540	$497
Increase in cash surrender value of life insurance	199	97	—

Core noninterest income	843	637	497

Securities gains, net	(10)	(5)	13
Gain (loss) on disposal of foreclosed assets	(8)	—	—
Other noninterest income	223	114	2

Total non-interest income	$1,048	$746	$512

Bank of Wilmington Corporation

Table 5

Non-Interest Expenses

(In thousands)

	Year Ended December 31,
	2005	2004	2003
Salaries	$2,776	$2,251	$1,613
Employee benefits	662	326	285

Total salaries and benefits	3,438	2,577	1,898

Occupancy expense	587	479	428
Equipment expense	390	303	245
Data processing	581	381	334
Office supplies and postage	92	76	56
Deposit and other insurance	81	50	75
Professional and other services	294	151	138
Advertising	322	246	185
Other	596	363	269

Total non-interest expenses	$6,381	$4,626	$3,628

Bank of Wilmington Corporation

Table 6

Contractual Obligations and Commitments

($ in thousands)

	Payments Due by Period
Contractual Obligations	Total	On Demand or Within 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Short-term borrowings	$—	$—	$—	$—	$—
Long-term debt	32,310	5,000	6,000	3,000	18,310
Operating leases	2,802	489	874	825	614

Total contractual cash obligations excluding deposits	35,112	5,489	6,874	3,825	18,924

Time deposits	220,176	179,204	35,811	5,034	127

Total contractual cash obligations	$255,288	$184,693	$42,685	$8,859	$19,051

	Amount of Commitment Expiration Per Period
Commercial Commitments	Total Amounts Committed	Within 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Lines of credit and loan commitments	$96,519	$86,809	$5,027	$4,660	$23

Commitments to sell loans held for sale	$—	$—	$—	$—	$—

Bank of Wilmington Corporation

Table 7

Interest Rate Sensitivity Analysis

($ in thousands)

	At December 31, 2005
	3 Months or Less	Over 3 Months to 12 Months	Total Within 12 Months	Over 12 Months	Total
Interest-earning assets:
Loans and loans held for sale	$181,980	$15,575	$197,555	$80,831	$278,386
Securities available for sale	699	2,364	3,063	45,592	48,655
Securities held to maturity	—	—	—	199	199
Other earning assets	6,813	—	6,813	—	6,813

Total interest-earning assets	$189,492	$17,939	$207,431	$126,622	$334,053

Interest-bearing liabilities
Fixed maturity deposits	$33,202	$146,002	$179,204	$40,972	$220,176
All other deposits	5,754	11,686	17,440	20,492	37,932
Borrowings	15,310	—	15,310	17,000	32,310

	$54,266	$157,688	$211,954	$78,464	$290,418

Interest sensitivity gap	$135,226	$(139,749)	$(4,523)	$48,158	$43,635
Cumulative interest sensitivity gap	135,226	(4,523)	(4,523)	43,635	43,635
Cumulative interest sensitivity gap as a percent of total interest-earning assets	40.48%	-1.35%	-1.35%	13.06%	13.06%
Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	349.19%	97.87%	97.87%	115.02%	115.02%

Bank of Wilmington Corporation

Table 8

Loan Portfolio Composition

($ in thousands)

	At December 31,
	2005		2004		2003		2002		2001
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Real Estate:
Construction loans	$116,633	41.86%	$48,655	29.95%	$25,804	24.82%	$21,591	24.64%	$17,132	20.61%
Commercial mortgage loans	87,263	31.32%	68,254	42.01%	44,318	42.63%	33,378	38.08%	28,053	33.75%
Home equity lines of credit	24,286	8.72%	16,174	9.96%	11,480	11.04%	11,729	13.38%	11,200	13.47%
Residential mortgage loans	32,364	11.62%	15,430	9.50%	10,064	9.68%	9,810	11.19%	14,555	17.51%

Total real estate loans	260,546	93.52%	148,513	91.42%	91,666	88.17%	76,508	87.29%	70,940	85.34%
Commercial and industrial loans	14,512	5.21%	11,979	7.37%	9,326	8.97%	8,986	10.25%	10,069	12.11%
Loans to individuals for household, family and other personal expenditures	3,546	1.27%	1,965	1.21%	2,976	2.86%	2,152	2.46%	2,118	2.55%

Loans, gross	278,604	100.00%	162,457	100.00%	103,968	100.00%	87,646	100.00%	83,127	100.00%

Less allowance for loan losses	(3,510)		(2,106)		(1,661)		(1,481)		(1,165)
Less net deferred loan origination (fees) costs	(218)		(58)		74		95		54

Total loans, net	$274,876		$160,293		$102,381		$86,260		$82,016

Bank of Wilmington Corporation

Table 9

Loan Maturities

(In thousands)

	At December 31, 2005
	Due within one year	Due after one year but within five	Due after five years	Total
	Amount	Amount	Amount	Amount
By loan type:
Commercial and industrial	$6,571	$7,941	$—	$14,512
Real estate - construction	99,030	17,603	—	116,633
Real estate - commercial mortgage	17,242	66,915	3,106	87,263
Real estate - 1-4 family mortgage	14,674	17,544	146	32,364

Total	137,517	110,003	3,252	250,772

By interest rate type:
Fixed rate loans		$89,354	$2,086	$91,440
Variable rate loans		20,649	1,166	21,815

		110,003	3,252	113,255

The above table is based on contractual scheduled maturities. Early repayment of loans or renewals at maturity are not considered in this table.

Bank of Wilmington Corporation

Table 10

Nonperforming Assets

($ in thousands)

	At December 31,
	2005	2004	2003	2002	2001
Nonaccrual loans	$1,174	$993	$866	$642	$675
Past due 90 days or more and still accruing	—	—	—	—	—
Restructured loans	—	—	—	—	—

Total nonperforming loans	1,174	993	866	642	675

Repossessed Assets	—	—	—	—	—
Other real estate owned	—	195	—	152	—

Total nonperforming assets	$1,174	$1,188	$866	$794	$675

Accruing loans past due 90 days or more	$—	$—	$—	$—	$—
Allowance for loan losses	$3,510	$2,106	$1,661	$1,481	$1,165
Nonperforming loans to year end loans	0.42%	0.61%	0.83%	0.73%	0.81%
Allowance for loan losses to year end loans	1.26%	1.30%	1.60%	1.69%	1.40%
Nonperforming assets to loans and other real estate	0.42%	0.73%	0.83%	0.90%	0.81%
Nonperforming assets to total assets	0.34%	0.59%	0.67%	0.70%	0.66%
Allowance for loan losses to nonperforming loans	298.98%	212.02%	191.80%	230.69%	172.59%

Bank of Wilmington Corporation

Table 11

Allocation of the Allowance for Loan Losses

(In thousands)

	2005		2004		2003		2002		2001
	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)
Real estate loans:
Construction loans	$1,271	41.86%	$526	29.95%	$334	24.82%	$370	24.64%	$156	20.61%
Commercial mortgage loans	1,019	31.32%	720	42.01%	556	42.63%	540	38.08%	269	33.75%
Home equity lines of credit	298	8.72%	206	9.96%	133	11.04%	170	13.38%	101	13.47%
Residential mortgage loans	321	11.62%	222	9.50%	121	9.68%	148	11.19%	243	17.51%

Total real estate loans	2,909	93.52%	1,674	91.42%	1,144	88.17%	1,228	87.29%	769	85.34%
Commercial and industrial loans	410	5.21%	303	7.37%	320	8.97%	167	10.25%	261	12.11%
Loans to individuals	38	1.27%	48	1.21%	45	2.86%	61	2.46%	19	2.55%

Subtotal	3,357		2,025		1,509		1,456		1,049
Unallocated loss allowance	153		81		152		25		116

Total	$3,510	100.00%	$2,106	100.00%	$1,661	100.00%	$1,481	100.00%	$1,165	100.00%

(1)	Represents total of all outstanding loans in each category as a percent of total loans outstanding

Bank of Wilmington Corporation

Table 12

Loan Loss and Recovery Experience

($ in thousands)

	At or for the Year Ended December 31,
	2005	2004	2003	2002	2001
Loans outstanding at the end of the year	$278,386	$162,399	$104,042	$87,741	$83,181

Average loans outstanding during the year	$217,604	$130,734	$92,269	$86,144	$75,069

Allowance for loan losses at beginning of year	$2,106	$1,661	$1,481	$1,165	$865
Provision for loan losses	1,499	892	291	575	399

	3,605	2,553	1,772	1,740	1,264

Loans charged off:
Real estate-mortgage	—	(50)	(44)	(69)	(58)
Home equity lines of credit	(43)	(32)	—	—	—
Commercial and industrial loans	(131)	(415)	(43)	(189)	—
Loans to individuals	(10)	(6)	(91)	(19)	(41)

Total charge-offs	(184)	(503)	(178)	(277)	(99)

Recoveries of loans previously charged off:
Real estate-mortgage	4	11	43	7	—
Home equity lines of credit	74	—	—	—	—
Commercial and industrial loans	10	42	13	9	—
Loans to individuals	1	3	11	2	—

Total recoveries	89	56	67	18	—

Net charge-offs	(95)	(447)	(111)	(259)	(99)

Allowance for loan losses at end of year	$3,510	$2,106	$1,661	$1,481	$1,165

Ratios:
Net charge-offs as a percent of average loans	0.04%	0.34%	0.12%	0.30%	0.13%
Allowance for loan losses as a percent of loans at end of year	1.26%	1.30%	1.60%	1.69%	1.40%

Bank of Wilmington Corporation

Table 13

Securities Portfolio Composition

(In thousands)

	At December 31
	2005	2004	2003
Securities available for sale:
U. S. Government agencies	$5,858	$4,454	$2,505
Municipals	17,148	403	—
Corporate bonds	524	—	—
Mortgage-backed securities	25,125	21,579	15,669

Total securities available for sale	$48,655	$26,436	$18,174

Bank of Wilmington Corporation

Table 14

Securities Portfolio Composition

($ in thousands)

	Amortized Cost	Fair Value	Weighted Average Yield
Securities available for sale:
U. S. Government agencies
Due after one but within five years	4,999	4,899	4.22%
Due after five but within ten years	959	959	5.17%

	5,958	5,858	4.38%

Municipals:
Due after one but within five years	2,268	2,244	3.35%
Due after five but within ten years	10,924	10,820	3.99%
Due after ten years	4,093	4,084	4.18%

	17,285	17,148	3.95%

Corporate bonds:
Due after one but within five years	536	524	6.22%

	536	524	6.22%

Mortgage-backed securities:
Due within one year or less	4,285	4,178	4.21%
Due after one but within five years	11,753	11,472	4.36%
Due after five but within ten years	7,226	7,060	4.52%
Due after ten years	2,466	2,415	4.74%

	25,730	25,125	4.42%

Total securities available for sale
Due within one year or less	4,285	4,178	4.21%
Due after one but within five years	19,556	19,139	4.26%
Due after five but within ten years	19,109	18,839	4.25%
Due after ten years	6,559	6,499	4.39%

	$49,509	$48,655	4.27%

Bank of Wilmington Corporation

Table 15

Average Deposits

($ in thousands)

	For the Year Ended December 31,
	2005		2004		2003
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
Savings deposits, NOW and Money Market	34,606	1.79%	28,846	0.93%	26,636	1.03%
Fixed maturity deposits	168,090	3.39%	97,793	2.43%	68,872	2.65%

Total interest-bearing deposits	202,696	3.12%	126,639	2.09%	95,508	2.20%

Non-interest-bearing deposits	24,127	—	13,717	—	8,339	—

Total deposits	$226,823	2.79%	$140,356	1.88%	$103,847	2.02%

Bank of Wilmington Corporation

Table 16

Maturities of Time Deposits of $100,000 or More

(In thousands)

	At December 31, 2005
	3 Months or Less	Over 3 Months to 6 Months	Over 6 Months to 12 Months	Over 12 Months	Total
Time Deposits of $100,000 or more	$13,589	$24,767	$37,429	$20,245	$96,030

Item 2. Description of Property.

Our principal office is located at the Bank’s Main Office described below in Wilmington, North Carolina, and we do not own or lease any separate facilities.

The Bank’s Main Office is located at 1117 Military Cutoff Road in a leased two-story facility constructed during 1999 that contains approximately 10,000 square feet. This facility houses the Bank’s main banking and our and the Bank’s executive offices and includes drive-up and ATM banking facilities. The lease agreement provides for an initial term of 12 years (with one five-year renewal option) and current rental payments of $20,000 per month (with rent adjustments each five years based on the consumer price index).

In February 2005, the Bank leased approximately 2,760 square feet of space in the Forum Shopping Center behind our main office facility to house its Accounting/Operations and Credit Administration Departments. The lease agreement calls for an initial term of three years with two one-year renewal options with current rental payments of $5,348 per month.

The Bank’s Pine Valley Office was opened during August 1999 and is located at 3702 South College Road in a facility containing approximately 2,680 square feet and drive-up and ATM banking facilities that the Bank constructed on leased land. The lease agreement, as amended during 2002, provides for a current term that extends to 2019 (with four five-year renewal options) and current rental payments of $7,268 per month (with rental adjustments for each five years during the initial term and for each renewal term).

The Bank’s Hampstead Office was opened during March 2004 and is located at 14572 U.S. Highway 17 in Hampstead, North Carolina, in approximately 2,400 square feet of leased space with drive-up facilities in Hampstead Station Shopping Center. The lease agreement provides for a term of three years (with three one-year renewal options) and current rental payments of $3,017 per month (with annual rental adjustments).

The Surf City loan production office opened in January 2006 and is located at 206 North Topsail Drive, Suite D in Surf City, North Carolina, in approximately 1,000 square feet of leased space. The lease agreement provides for a term up to September 2006 and current rental payments of $1,146 per month. The Bank plans to relocate later in 2006 to a permanent leased facility currently being developed in Surf City.

Each of the Bank’s offices is in good condition and fully equipped for its purposes. On December 31, 2005, our consolidated investment in premises and banking equipment (cost less accumulated depreciation) was approximately $1.8 million.

Item 3. Legal Proceedings.

From time to time we may become involved in legal proceedings occurring in the ordinary course of our business. Subject to the uncertainties inherent in any litigation, we believe there currently are no pending or threatened proceedings that are likely to result in a material adverse change in our financial condition or operations.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market for Common Stock. Market information regarding our common stock is incorporated by reference from page 47 (under the caption “Market for Common Stock”) of our 2005 Annual Report to Shareholders.

Dividends. We have not paid any cash dividends on our common stock. Under North Carolina law, we are authorized to pay dividends as declared by our Board of Directors, provided that no such distribution results in our insolvency on a going concern or balance sheet basis. However, although we are a legal entity separate and distinct from the Bank, our principal source of funds with which we can pay dividends to our shareholders and pay our own obligations (including interest on the $10.3 million in junior subordinated debentures we have issued to our Trust subsidiary in connection with its issuance of trust preferred securities) is dividends we receive from the Bank. For that reason, our ability to pay dividends effectively is subject to the same limitations that apply to the Bank. There are statutory and regulatory limitations on the Bank’s payment of dividends to us.

Under North Carolina law, the Bank may pay dividends only from its undivided profits. However, if the Bank’s surplus is less than 50% of its paid-in capital stock, then the Bank’s directors may not declare any cash dividend until the Bank has transferred from undivided profits to surplus 25% of its undivided profits or any lesser percentage necessary to raise its surplus to an amount equal to 50% of its paid-in capital stock. In addition to the restrictions described above, other state and federal statutory and regulatory restrictions apply to the Bank’s payment of cash dividends.

In the future, any declaration and payment of cash dividends will be subject to the Board of Directors’ evaluation of our operating results, financial condition, future growth plans, general business and economic conditions, and tax and other relevant considerations. Also, the payment of cash dividends in the future will be subject to certain other legal and regulatory limitations (including the requirement that our capital be maintained at certain minimum levels) and will be subject to ongoing review by our banking regulators. We expect that, for the foreseeable future, our profits will be retained as additional capital to support operations and growth and that we will not pay any cash dividends. There is no assurance that, in the future, we will have funds available to pay cash dividends, or, even if funds are available, that we will pay dividends in any particular amount or at any particular times, or that we will pay dividends at all.

Additional information regarding restrictions on our ability to pay dividends is contained in Item 1 of this Report under the caption “Payment of Dividends.”

Sales of Common Stock. On September 1, 2005, and in connection with the reorganization in which we became the Bank’s bank holding company, we issued 3,416,068 shares of our common stock in exchange for the 3,416,068 outstanding shares of the Bank’s common stock. Those shares were issued without registration under the Securities Act of 1933 (the “1933 Act”) in reliance on the exemption from registration under Section 3(a)(12) of the 1933 Act for bank holding company reorganizations.

During the first quarter of 2005, prior to the reorganization in which we became the Bank’s bank holding company, the Bank sold 11,187 shares of its common stock upon the exercise of stock options at a weighted average exercise price of $7.29. Those shares were sold without registration under the 1933 Act in reliance on the exemption from registration under Section 3(a)(2) of the 1933 Act for securities issued by a bank.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

This information is incorporated by reference from pages 6 through 21 (under the caption “Management’s Discussion and Analysis”) of our 2005 Annual Report to Shareholders.

Item 7. Financial Statements.

Our audited financial statements are incorporated by reference from pages 22 through 45 of our 2005 Annual Report to Shareholders.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures in accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in enabling us to record, process, summarize and report in a timely manner the information required to be disclosed in reports we file under the Exchange Act.

No change in our internal control over financial reporting occurred during our fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers. Information regarding our directors and executive officers is incorporated by reference from page 5 (under the caption “Proposal 1: Election of Directors”) and pages 10 and 11 (under the caption “Executive Officers”) of our definitive Proxy Statement distributed in connection with our 2006 annual meeting of shareholders.

Audit Committee. Information regarding our Audit Committee is incorporated by reference from page 6 (under the captions “Audit Committee — Members” and “— Function”) of our definitive Proxy Statement distributed in connection with our 2006 annual meeting of shareholders.

Audit Committee Financial Expert. Rules recently adopted by the Securities and Exchange Commission (the “SEC”) require that we disclose whether our Board of Directors has determined that our Audit Committee includes a member who qualifies as an “audit committee financial expert” as that term is defined in the SEC’s rules. To qualify as an audit committee financial expert under the SEC’s rules, a person must have a relatively high level of accounting and financial knowledge or expertise which he or she has acquired through specialized education or training or through experience in certain types of positions. We currently do not have an independent director who our Board believes can be considered an audit committee financial expert and, for that reason, there is no such person who the Board can appoint to our Audit Committee. In the future, financial expertise and experience will be a factor that our Board considers in selecting candidates to become directors. However, we are not required by any law or regulation to have an audit committee financial expert on our Board or Audit Committee, and we believe that small companies such as ours will find it difficult to locate persons with the specialized knowledge and experience needed to qualify as audit committee financial experts who are willing to serve as directors without being compensated at levels higher than we currently pay our directors. Our current Audit Committee members have a level of financial knowledge and experience that we believe is sufficient for a bank our size that, like us, does not engage in a wide variety of business activities, and, for that reason, the ability to qualify as an audit committee financial expert will not be the primary criteria in our Board’s selection of candidates to become new directors.

Code of Ethics. Our Board of Directors has adopted a Code of Ethics that applies to our directors and to all our executive officers, including without limitation our principal executive officer and principal financial officer. A copy of our Code of Ethics will be provided without charge to any person upon request. Requests for copies should be directed by mail to our Corporate Secretary at Bank of Wilmington Corporation, 1117 Military Cutoff Road, Wilmington, North Carolina 28405, or by telephone to (910) 509-2000.

Section 16(a) Beneficial Ownership Reporting Compliance. Information regarding compliance by our directors, executive officers and principal shareholders with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from page 4 (under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”) of our definitive Proxy Statement distributed in connection with our 2006 annual meeting of shareholders.

Item 10. Executive Compensation

Information regarding compensation paid to our executive officers and directors is incorporated by reference from pages 8 through 10 (under the caption “Director Compensation”) and pages 11 through 16 (under the caption “Executive Compensation”) of our definitive Proxy Statement distributed in connection with our 2006 annual meeting of shareholders.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership of Securities. Information regarding the beneficial ownership of our common stock by our directors, executive officers and principal shareholders is incorporated by reference from pages 3 through 4 (under the caption “Beneficial Ownership of Securities”) of our definitive Proxy Statement distributed in connection with our 2006 annual meeting of shareholders.

Securities Authorized for Issuance Under Equity Compensation Plans. The following table contains information summarizing all compensation plans and individual compensation arrangements which were in effect on December 31, 2005, and under which shares of our common stock have been authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION
Plan category	(a) Number of shares to be issued upon exercise of outstanding options	(b) Weighted-average exercise price of outstanding options	(c) Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by security holders (1)	394,827	$8.10	139,683
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	394,827	$8.10	139,683

(1)	Includes our Incentive Stock Option Plan and Nonqualified Stock Option Plan which we assumed from the Bank in connection with the reorganization in which we became the Bank’s parent bank holding company. Each plan previously had been approved by the Bank’s shareholders.

Item 12. Certain Relationships and Related Transactions

Information regarding transactions between us and our directors and executive officers is incorporated by reference from page 16 (under the caption “Transactions with Management”) of our definitive Proxy Statement distributed in connection with our 2006 annual meeting of shareholders.

Item 13. Exhibits

The following exhibits are filed or furnished with or incorporated by reference into this Report.

Exhibit No.	Description of Exhibit
3.1	Our Articles of Incorporation, as amended (incorporated by reference from Exhibits to our Current Report on Form 8-K dated September 1, 2005)

3.2	Our Bylaws (incorporated by reference from Exhibits to our Current Report on Form 8-K dated September 1, 2005)

10.01*	1999 Incentive Stock Option Plan (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

10.02*	Amendment No. 1 to 1999 Incentive Stock Option Plan (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

10.03*	Form of Incentive Stock Option Agreement (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

10.04*	1999 Nonstatutory Stock Option Plan (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

10.05*	Amendment No. 1 to 1999 Nonstatutory Stock Option Plan (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

10.06*	Form of Nonstatutory Stock Option Agreement (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

10.07*	Employment Agreement dated June 23, 2005, between Bank of Wilmington and John Cameron Coburn (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

10.08*	Endorsement Split Dollar Agreement dated June 23, 2005, between Bank of Wilmington and John Cameron Coburn (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

10.09*	Endorsement Split Dollar Agreement dated June 23, 2005, between Bank of Wilmington and Larry W. Flowers (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

10.10*	Endorsement Split Dollar Agreement dated June 23, 2005, between Bank of Wilmington and Betty V. Norris (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

10.11*	Endorsement Split Dollar Agreement dated June 23, 2005, between Bank of Wilmington and Lynn M. Burney (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

10.12*	Salary Continuation Agreement dated June 23, 2005, between Bank of Wilmington and John Cameron Coburn (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

10.13*	Salary Continuation Agreement dated June 23, 2005, between Bank of Wilmington and Larry W. Flowers (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

10.14*	Salary Continuation Agreement dated June 23, 2005, between Bank of Wilmington and Betty V. Norris (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

10.15*	Salary Continuation Agreement dated June 23, 2005, between Bank of Wilmington and Lynn M. Burney (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

10.16*	Change in Control Agreement dated March 22, 1999, between Bank of Wilmington and Larry W. Flowers, as amended (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

10.17*	Change in Control Agreement dated March 22, 1999, between Bank of Wilmington and Betty V. Norris, as amended (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

10.18*	Change of Control Agreement dated March 22, 1999, between Bank of Wilmington and Lynn M. Burney, as amended (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

10.19*	Consulting Agreement dated June 23, 2005, between Bank of Wilmington and Larry W. Flowers (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

10.20*	Split Dollar Plan dated July 15, 2004, covering Walter Lee Crouch, Jr., Windell Daniels, Craig S. Relan, Jerry D. Sellers, John Davie Waggett, and Walter O. Winter (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

10.21*	Director Elective Income Deferral Agreement dated December 16, 2004, between Bank of Wilmington and Walter Lee Crouch, Jr. (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

10.22*	Director Elective Income Deferral Agreement dated December 16, 2004, between Bank of Wilmington and Windell Daniels (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

10.23*	Director Elective Income Deferral Agreement dated December 16, 2004, between Bank of Wilmington and Craig S. Relan (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

10.24*	Director Elective Income Deferral Agreement dated December 16, 2004, between Bank of Wilmington and Jerry Sellers (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

10.25*	Director Elective Income Deferral Agreement dated December 16, 2004, between Bank of Wilmington and J. Davie Waggett (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

10.26*	Director Elective Income Deferral Agreement dated December 16, 2004, with Walter O. Winter (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

13	Our 2005 Annual Report to Shareholders (filed herewith)

31.1	Certification of our Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of our Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32	Certifications of our Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith)

99.1	Our definitive Proxy Statement (being filed separately with the Securities and Exchange Commission)

*	An asterisk denotes a management contract or compensatory plan or arrangement.

Item 14. Principal Accountant Fees and Services

Information regarding services provided to us by our independent accountants is incorporated by reference from page 18 (under the caption “Services and Fees During 2004 and 2005”) of our definitive Proxy Statement distributed in connection with our 2006 annual meeting of shareholders.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, we have caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

BANK OF WILMINGTON CORPORATION

Date: March 30, 2006	By:	/s/ Cameron Coburn
Cameron Coburn
Chairman, President and Chief Executive Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed by the following persons on our and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Cameron Coburn Cameron Coburn	Chairman, President and Chief Executive Officer (principal executive officer)	March 30, 2006

/s/ Betty V. Norris Betty V. Norris	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	March 30, 2006

/s/ W. Lee Crouch, Jr.	Vice Chairman	March 30, 2006
W. Lee Crouch, Jr.

/s/ Windell Daniels	Director	March 30, 2006
Windell Daniels

/s/ Craig S. Relan	Director	March 30, 2006
Craig S. Relan

/s/ Jerry D. Sellers	Director	March 30, 2006
Jerry D. Sellers

/s/ John Davie Waggett	Director	March 30, 2006
John Davie Waggett

/s/ Walter O. Winter	Director	March 30, 2006

Walter O. Winter

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Our Articles of Incorporation, as amended (incorporated by reference from Exhibits to our Current Report on Form 8-K dated September 1, 2005)

3.2	Our Bylaws (incorporated by reference from Exhibits to our Current Report on Form 8-K dated September 1, 2005)

10.01	1999 Incentive Stock Option Plan (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

10.02	Amendment No. 1 to 1999 Incentive Stock Option Plan (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

10.03	Form of Incentive Stock Option Agreement (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

10.04	1999 Nonstatutory Stock Option Plan (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

10.05	Amendment No. 1 to 1999 Nonstatutory Stock Option Plan (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

10.06	Form of Nonstatutory Stock Option Agreement (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

10.07	Employment Agreement dated June 23, 2005, between Bank of Wilmington and John Cameron Coburn (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

10.08	Endorsement Split Dollar Agreement dated June 23, 2005, between Bank of Wilmington and John Cameron Coburn (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

10.09	Endorsement Split Dollar Agreement dated June 23, 2005, between Bank of Wilmington and Larry W. Flowers (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

10.10	Endorsement Split Dollar Agreement dated June 23, 2005, between Bank of Wilmington and Betty V. Norris (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

10.11	Endorsement Split Dollar Agreement dated June 23, 2005, between Bank of Wilmington and Lynn M. Burney (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

10.12	Salary Continuation Agreement dated June 23, 2005, between Bank of Wilmington and John Cameron Coburn (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

10.13	Salary Continuation Agreement dated June 23, 2005, between Bank of Wilmington and Larry W. Flowers (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

10.14	Salary Continuation Agreement dated June 23, 2005, between Bank of Wilmington and Betty V. Norris (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

10.15	Salary Continuation Agreement dated June 23, 2005, between Bank of Wilmington and Lynn M. Burney (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

10.16	Change in Control Agreement dated March 22, 1999, between Bank of Wilmington and Larry W. Flowers, as amended (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

10.17	Change in Control Agreement dated March 22, 1999, between Bank of Wilmington and Betty V. Norris, as amended (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

10.18	Change of Control Agreement dated March 22, 1999, between Bank of Wilmington and Lynn M. Burney, as amended (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

10.19	Consulting Agreement dated June 23, 2005, between Bank of Wilmington and Larry W. Flowers (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

10.20	Split Dollar Plan dated July 15, 2004, covering Walter Lee Crouch, Jr., Windell Daniels, Craig S. Relan, Jerry D. Sellers, John Davie Waggett, and Walter O. Winter (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

10.21	Director Elective Income Deferral Agreement dated December 16, 2004, between Bank of Wilmington and Walter Lee Crouch, Jr. (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

10.22	Director Elective Income Deferral Agreement dated December 16, 2004, between Bank of Wilmington and Windell Daniels (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

10.23	Director Elective Income Deferral Agreement dated December 16, 2004, between Bank of Wilmington and Craig S. Relan (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

10.24	Director Elective Income Deferral Agreement dated December 16, 2004, between Bank of Wilmington and Jerry Sellers (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

10.25	Director Elective Income Deferral Agreement dated December 16, 2004, between Bank of Wilmington and J. Davie Waggett (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

10.26	Director Elective Income Deferral Agreement dated December 16, 2004, with Walter O. Winter (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

13	Our 2005 Annual Report to Shareholders (filed herewith)

31.1	Certification of our Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of our Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32	Certifications of our Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith)

99.1	Our definitive Proxy Statement (being filed separately with the Securities and Exchange Commission)