Form 10-Q
period 2006-03-31
Bank of Wilmington CORP
filed 2006-05-12
CIK 1334872

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

(Address of principal executive office)

(910) 509-2000

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                                Accelerated filer  ☐                                Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of May 2, 2006 was 3,416,068.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

BANK OF WILMINGTON CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2006 (Unaudited)	December 31, 2005*
	(In thousands, except share data)
ASSETS
Cash and due from banks	$2,010	$1,854
Interest-earning deposits in other banks	24,912	5,419
Investment securities available for sale, at fair value	54,350	48,655
Time deposits in other banks	199	199

Loans	290,524	278,386
Allowance for loan losses	(3,402)	(3,510)

NET LOANS	287,122	274,876

Accrued interest receivable	1,710	1,645
Premises and equipment, net	2,101	1,845
Stock in Federal Home Loan Bank of Atlanta, at cost	1,676	1,394
Bank owned life insurance	5,343	5,296
Other assets	2,354	2,144

TOTAL ASSETS	$381,777	$343,327

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits
Demand	$32,335	$26,025
Savings	2,697	2,594
Money market and NOW	42,748	35,339
Time	244,854	220,176

TOTAL DEPOSITS	322,634	284,134

Long term borrowings	32,310	32,310
Accrued interest payable	538	457
Accrued expenses and other liabilities	1,185	1,791

TOTAL LIABILITIES	356,667	318,692

Shareholders’ Equity
Common stock, $3.50 par value, 12,500,000 shares authorized; 3,416,068 shares issued and outstanding	11,956	11,956
Additional paid-in capital	11,052	11,052
Accumulated retained earnings	2,761	2,153
Accumulated other comprehensive loss	(659)	(526)

TOTAL SHAREHOLDERS’ EQUITY	25,110	24,635

Commitments (Notes B and E)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$381,777	$343,327

*Derived from audited financial statements.

See accompanying notes.

BANK OF WILMINGTON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2006	2005
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$5,402	$2,638
Investment securities available for sale	571	280
Federal funds sold and interest-earning deposits	193	37

TOTAL INTEREST INCOME	6,166	2,955

INTEREST EXPENSE
Money market, NOW and savings deposits	309	86
Time deposits	2,422	975
Short-term borrowings	228	41
Long-term borrowings	120	—

TOTAL INTEREST EXPENSE	3,079	1,102

NET INTEREST INCOME	3,087	1,853

PROVISION FOR LOAN LOSSES	293	365

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,794	1,488

NON-INTEREST INCOME	240	248

NON-INTEREST EXPENSE
Salaries and employee benefits	1,053	763
Occupancy and equipment	327	211
Other	719	419

TOTAL NON-INTEREST EXPENSE	2,099	1,393

INCOME BEFORE INCOME TAXES	935	343

INCOME TAXES	356	102

NET INCOME	$579	$241

NET INCOME PER COMMON SHARE
Basic	$.17	$.07

Diluted	$.17	$.07

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING
Basic	3,416,068	3,414,411
Effect of dilutive stock options	89,241	74,140

Diluted	3,505,309	3,488,551

See accompanying notes.

BANK OF WILMINGTON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2006	2005
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$579	$241
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	95	75
Provision for loan losses	293	365
(Gain) loss on sale of investments	10	(1)
Increase in cash value of life insurance	(47)	(53)
Stock option compensation expense	29	—
Change in assets and liabilities:
Increase in other assets	(126)	(60)
Increase in accrued interest receivable	(65)	(108)
Increase in accrued interest payable	81	78
Decrease in accrued expenses and other liabilities	(606)	(78)

NET CASH PROVIDED BY OPERATING ACTIVITIES	243	459

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities available for sale	(7,655)	(5,691)
Proceeds from investment securities available for sale	1,711	3,307
Purchase of stock in FHLB	(282)	(216)
Net increase in loans	(12,539)	(24,833)
Purchases of bank premises and equipment	(329)	(100)

NET CASH USED BY INVESTING ACTIVITIES	(19,094)	(27,533)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	38,500	25,665
Net increase in borrowings	—	1,600
Proceeds from exercise of stock options	—	82

NET CASH PROVIDED BY FINANCING ACTIVITIES	38,500	27,347

NET INCREASE IN CASH AND CASH EQUIVALENTS	19,649	273

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,273	6,104

CASH AND CASH EQUIVALENTS, END OF PERIOD	$26,922	$6,377

See accompanying notes.

BANK OF WILMINGTON CORPORATION

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America. The financial statements include the accounts of Bank of Wilmington Corporation (the “Company”) and its wholly owned subsidiary, Bank of Wilmington (the “Bank”). All significant inter-company transactions and balances are eliminated in consolidation. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

The organization and business of the Bank of Wilmington Corporation and subsidiary (the “Company”), accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2005 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

NOTE B - COMMITMENTS

At March 31, 2006, loan commitments are as follows:

(In thousands)
Undisbursed lines of credit	$69,710
Commitments to extend credit	21,501
Letters of credit	236

NOTE C - NET INCOME PER COMMON SHARE

Basic and diluted net income per share has been computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for a 5-for-4 stock split on June 30, 2005. Diluted net income per share reflects the potential dilution that could occur if outstanding stock options were exercised.

NOTE D - COMPREHENSIVE INCOME

A summary of comprehensive income is as follows:

	Three Months Ended March 31,
	2006	2005
	(Amounts in thousands)
Net income	$579	$241

Other comprehensive loss:
Unrealized loss on investment securities available for sale arising during the year	(226)	(419)
Tax effect	87	162
Reclassification of (gains) losses recognized in net income	10	(1)
Tax effect	(4)	—

Total other comprehensive loss	(133)	(258)

Total comprehensive income (loss)	$446	$(17)

NOTE E - STOCK BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) which was issued by the FASB in December 2004. SFAS No. 123R revises SFAS No. 123 “Accounting for Stock Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and its related interpretations. SFAS No.123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95 “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

The Company adopted SFAS No. 123R using the modified prospective application as permitted under SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Prior to the adoption of SFAS No. 123R, the Company used the intrinsic value method as prescribed by APB No. 25 and thus recognized no compensation expense for options granted with exercise prices equal to the fair market value of the Company’s common stock on the date of grant.

The Company has two share-based compensation plans in effect at March 31, 2006. The compensation cost that has been charged against income for those plans was approximately $29,000 for the three months ended March 31, 2006.

During 1999 the Company adopted, with shareholder approval, an Employee Stock Option Plan (the “Employee Plan”) and a Director Stock Option Plan (the “Director Plan”). Each plan was amended as of June 17, 2005 with shareholder approval to increase the number of shares available for options to purchase shares of the Company’s common stock. As of March 31, 2006, the Employee Plan authorized the Board of Directors to grant options for employees and officers of the Company to purchase up to 341,624 shares of the Company’s common stock and the Director Plan authorized the Board of Directors to grant non-qualified options to directors to purchase up to 204,974 shares of the Company’s common stock, for an aggregate number of common shares reserved for options of 546,598. Options granted under the 1999 Stock Option Plans have a term of up to ten years from the date of the grant. Vesting of options is determined at the time of the grant and ranges from immediate to five years. Options under these plans must be granted at a price not less than the fair market value at the date of the grant.

The fair market value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based upon a U.S. Treasury instrument with a life that is similar to the expected life of the option grant. Expected volatility is based upon the historical volatility of the Company based upon the previous three years trading history. The expected term of the options is based upon the average life of previously issued stock options. The expected dividend yield is based upon current yield on date of grant. No post-vesting restrictions exist for these options. No options were granted for the quarters ended March 31, 2006 and 2005.

A summary of option activity under the stock option plans as of March 31, 2006 and changes during the three month period ended March 31, 2006 is presented below:

NOTE E - STOCK BASED COMPENSATION (continued)

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	394,827	$8.10
Exercised	—	—
Authorized	—	—
Forfeited	—	—
Granted	—	—

Outstanding at March 31, 2006	394,827	$8.10	6.12 years	$1,539,825

Exercisable at March 31, 2006	278,577	$6.99	9.32 years	$1,395,671

For the quarter ended March 31, 2005, the intrinsic value of options exercised was approximately $46,000. There were no options exercised for the quarter ended March 31, 2006.

A summary of the status of the Company’s non-vested stock options as of March 31, 2006, and changes during the quarter then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested - December 31, 2005	155,725	$10.76
Granted	—	—
Vested	(39,475)	$10.74
Forfeited	—	—

Non-vested - March 31, 2006	116,250	$10.76

The grant date fair value of stock options vested over the quarters ended March 31, 2006 and 2005, respectively was $29,000 and $5,000.

As of March 31, 2006, there was $302,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all of the Company’s stock benefit plans. That cost is expected to be recognized over a weighted-average period of 2.61 years.

The Company funds the option shares from authorized but unissued shares. The Company does not typically purchase shares to fulfill the obligations of the stock benefit plans. Company policy does allow option holders to exercise options with seasoned shares.

NOTE E - STOCK BASED COMPENSATION (continued)

The adoption of SFAS 123R and its fair value compensation cost recognition provisions are different from the non-recognition provisions under SFAS 123 and the intrinsic value method for compensation cost allowed APB 25. The effect (increase/(decrease))of the adoption of SFAS 123R is as follows(in thousands, except per share data):

Income before income tax expense	$(29)
Net Income	$(29)
Cash flow from operating activities	$29
Cash flow provided by financing activities	—
Basic earnings per share	$(0.01)
Diluted earnings per share	—

The following illustrates the effect on net income available to common stockholders if the Company had applied the fair value recognition provisions of SFAS No. 123 to the prior year quarter ended March 31, 2005 (in thousands, except per share data):

Net income, as reported	$241
Add: Stock-based employee compensation expense included in the reported net income, net of related income taxes	—
Less: Stock-based employee compensation expense determined under fair value based method of all awards, net of related income taxes	(5)

Proforma net income	$236

Earnings per share - basic, as reported	$0.07
Earnings per share - basic, pro forma	0.07
Earnings per share - diluted, as reported	0.07
Earnings per share - diluted, pro forma	0.07

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of the financial condition and consolidated results of operations of Bank of Wilmington Corporation (the “Company”). The analysis includes detailed discussions for each of the factors affecting the Company’s operating results and financial condition for the periods ended March 31, 2006 and 2005. It should be read in conjunction with the audited consolidated financial statements and accompanying notes included in this report and the supplemental financial data appearing throughout this discussion and analysis. Because the Company has no operations and conducts no business on its own other than owning Bank of Wilmington, the discussion contained in this Management’s Discussion and Analysis concerns primarily the business of the Bank. However, for ease of reading and because the financial statements are presented on a consolidated basis, the Company and the Bank are collectively referred to herein as the Company unless otherwise noted. All significant intercompany transactions and balances are eliminated in consolidation.

Financial Condition at March 31, 2006 and December 31, 2005

During the first three months of 2006, our total consolidated assets increased from $343.3 million to $381.8 million, an increase of $38.5 million or 11.2%. This increase was due to an influx of deposits from an aggressive advertising campaign. Total customer deposits increased by $38.5 million during the same three-month period. This deposit growth, combined with our net income for the three-month period of $579,000, provided funding for the growth of $19.5 million in interest-earning deposits in other banks, $5.7 million in investment securities available for sale and $12.1 million in total loans receivable during the period. Our total shareholders’ equity increased by $475,000 during the three months, principally due to retention of net income of $579,000 earned during the period and $29,000 from stock options valuation recognition, offset by a $133,000 decline in market value net of taxes of investment securities available for sale. Our regulatory capital was successfully maintained at “well capitalized” levels throughout the period.

Results of Operations for the Three Months Ended March 31, 2006 and 2005

Overview. The Company achieved net income of $579,000 or $.17 per diluted share for the three months ended March 31, 2006 as compared with net income of $241,000 or $.07 per diluted share for the first quarter of 2005. Net income increased by $338,000 comparing the two periods principally due to growth in interest earning assets. Earnings per share for the 2005 period has been restated to reflect the five-for-four stock split effective June 30, 2005.

Net Interest Income. Interest income increased by $3.2 million when comparing the first quarters of 2006 and 2005, while interest expense increased by $2.0 million, resulting in the increase in net interest income of $1.2 million. This increase in the level of our net interest income resulted principally from the 71.8% increase in the level of our average interest earning assets partially offset by an 11 basis point decline period to period in our net interest margin to 3.49%. Although our net interest margin has declined period over period, we experienced a 2 basis point improvement over the fourth quarter of 2005 as growth in low-cost savings, money market and transaction accounts exceeded loan growth in the current quarter. The level of our average interest bearing liabilities experienced similar growth, increasing 79.5%. The increase in the level of our interest earning assets resulted from our loan, interest earning deposits in other banks, and investment securities growth during the first quarter of 2006.

Provision for Loan Losses. A provision for loan losses of $293,000 was made for the three months ended March 31, 2006 compared with a provision of $365,000 made for the three months ended March 31, 2005. The decrease in the provision for loan losses for the three months ended March 31, 2006 as compared to the same period in 2005 resulted principally from the decline in nonperforming loans in our loan portfolio. Nonperforming loans to total loans outstanding decreased from 0.59% at March 31, 2005 to 0.32% at March 31, 2006.

Non-Interest Income. Non-interest income decreased to $240,000 for the three months ended March 31, 2006 as compared with $248,000 for the three months ended March 31, 2005, a decrease of $8,000. Excluding a $10,000 loss on sale of securities in 2006 and a $1,000 gain on sale of securities in 2005, non-interest income was virtually unchanged comparing the two periods. This resulted from a campaign during the current period to attract non-interest bearing demand deposits that translated into lower service charge income in exchange for an improvement in our net interest margin over the prior quarter.

Non-Interest Expenses. Non-interest expenses increased from $1.4 million for the first quarter of 2005 to $2.1 million for the first quarter of 2006, an increase of $706,000. A large component of this increase was a $290,000 increase in salaries and employee benefits attributed to an increase of 22 additional FTE employees during the past year. This increase in employees is related to our expansion initiatives with the opening of two new full service offices in Pender and Brunswick counties during the first quarter of 2006 as well as our over-all growth during the period. This also included $29,000 expense associated with the first time expensing of stock options. Occupancy and equipment costs increased by $116,000 with the addition of the two new offices during the current period, as well as $33,000 expense recorded for lease adjustments. Other non-interest expenses increased by $300,000 from period to period. Those increases include an increase of $85,000 in data processing and check processing costs, an increase of $15,000 in advertising costs, and an increase of $8,000 in insurance costs. Other increases in non-interest expenses were due to growth related changes.

Income Taxes. The Company recorded an income tax expense of $356,000 for the three months ended March 31, 2006 compared to $102,000 for the same period in 2005. The effective tax rate for the 2006 period was 38.07% versus 29.74% for the 2005 period. The increase in the effective tax rate resulted primarily from higher pretax income in the current period.

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

Our policy regarding past due loans requires a prompt charge-off to the allowance for loan losses following timely collection efforts and a thorough review. Further efforts are then pursued through various means available. Loans carried in a non-accrual status are generally collateralized and probable losses are considered in the determination of the allowance for loan losses.

Nonperforming Assets. The following table sets forth information with respect to our nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), and total nonperforming assets.

	At March 31, 2006	At December 31,
		2005	2004
	(Dollars in thousands)
Nonaccrual loans	$948	$1,174	$993
Restructured loans	—	—	—

Total nonperforming loans	948	1,174	993
Real estate owned/Repossessions	—	—	195

Total nonperforming assets	$948	$1,174	$1,188

Accruing loans past due 90 days or more	$—	$—	$—
Allowance for loan losses	3,402	3,510	2,106
Nonperforming loans to period end loans	0.32%	0.42%	0.61%
Allowance for loan losses to period end loans	1.17%	1.26%	1.30%
Allowance for loan losses to nonperforming loans	358.86%	298.98%	212.02%
Nonperforming assets to total assets	0.25%	0.34%	0.59%

Our nonperforming loans decreased by $226,000, or by approximately 19.3%, from December 31, 2005 to March 31, 2006 primarily due to the charge-off of $290,000 in five commercial loan relationships during the current quarter. We charged off these loan relationships because we had doubts about recovery based on liquidation of non-real estate collateral unless the businesses were sold as an on-going concern. Subsequently, in April $63,000 has been recovered in full on one of those charged off loans and another loan for $117,000 is under contract and we expect to recover in full during the second quarter of 2006. The amount of nonperforming loans as a percentage of our total loans declined from 0.42% to 0.32% during the same period. Approximately 64.3% of our nonperforming loans at March 31, 2006 consisted of one loan amounting to approximately $610,000 which is secured by real estate and is currently under contract for sale. Based on our appraisal of the collateral and the sales contract, we do not expect any loss of principal related to this loan.

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

Interest on nonaccrual loans foregone was approximately $82,000 and $59,000 for the three months ended March 31, 2006 and 2005, respectively, and $76,000 for the year ended December 31, 2005.

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

	At March 31,		At December 31,
	2006		2005		2004
	Amount	% of total loans (1)	Amount	% of total loans (1)	Amount	% of total loans (1)
	(Dollars in thousands)
Balance applicable to:
Commercial	$168	5.0%	$410	5.2%	$303	7.4%
Real estate - mortgage	2,760	84.6%	2,611	84.8%	1,468	81.4%
Consumer	48	1.5%	38	1.3%	48	1.2%
Home equity lines of credit	280	8.9%	298	8.7%	206	10.0%

Total allocated	3,256	100.0%	3,357	100.0%	2,025	100.0%

Unallocated	146		153		81

Total	$3,402		$3,510		$2,106

(1)	Represents total of all outstanding loans in each category as a percent of total loans outstanding.

The following table sets forth for the periods indicated information regarding changes in our allowance for loan losses.

	At or for the Three Months Ended March 31,		At or for the Years Ended December 31,
	2006	2005	2005	2004
	(Dollars in thousands)
Balance at beginning of period	$3,510	$2,106	$2,106	$1,661
Charge-offs:
Real estate - mortgage	—	—	—	(50)
Home equity lines of credit	(92)	(36)	(43)	(32)
Commercial and industrial	(290)	(45)	(131)	(415)
Loans to individuals	(20)	—	(10)	(6)

Total charge-offs	(402)	(81)	(184)	(503)

Recoveries:
Real estate - mortgage	1	1	4	11
Home equity lines of credit	—	—	74	—
Commercial and industrial	—	—	10	42
Loans to individuals	—	—	1	3

Total recoveries	1	1	89	56

Net (charge-offs) recoveries	(401)	(80)	(95)	(447)
Provision for loan losses charged to operations	293	365	1,499	892

Balance at end of period	$3,402	$2,391	$3,510	$2,106

Ratio of net loan charge-offs to average loans outstanding	0.14%	0.05%	0.04%	0.34%
Ratio of allowance for loan losses to loans outstanding at period-end	1.17%	1.28%	1.26%	1.30%

Liquidity and Capital Resources

Our sources of funds are customer deposits, cash and demand balances due from other banks, interest-earning deposits in other banks, investment securities available for sale, brokered time deposits and borrowings from the Federal Home Loan Bank and other correspondent banks. These funds, together with loan repayments, are used to make loans and to fund continuing operations. In addition, at March 31, 2006, we had credit availability with the Federal Home Loan Bank of Atlanta (“FHLB”) of approximately $57.2 million and credit lines with various financial institutions in the amount of $11.7 million. We had $22.0 million in borrowings outstanding under these credit facilities at March 31, 2006. In addition, the Company had $10.3 million in subordinated long-term debt payable to its unconsolidated subsidiary, BKWW Statutory Trust I (the “Trust”). Total deposits were $322.6 million and $284.1 million at March 31, 2006 and December 31, 2005, respectively. Because loan demand has exceeded the rate of growth in core deposits, we have relied heavily on time deposits as a source of funds. Certificates of deposit are the only deposit accounts that have stated maturity dates, and those deposits are generally considered to be rate sensitive. At March 31, 2006 and December 31, 2005, time deposits represented 75.9% and 77.5%, respectively, of total deposits. Certificates of deposit of $100,000 or more represented 34.6% and 33.8%, respectively, of total deposits at March 31, 2006 and December 31, 2005. The Bank advertises its certificate of deposit rates on the Internet, and we also obtain time deposits through deposit brokers. On March 31, 2006, those out-of-market deposits amounted to $92.2 million, or approximately 28.6% of total deposits and approximately 37.7% of total certificates of deposit. With the exception of these out-of-market deposits, management believes most of our other time deposits are relationship-oriented. It will be necessary to pay competitive rates to retain those deposits at their maturities.

However, brokered deposits represent a source of fixed rate funds priced competitively with Federal Home Loan Bank borrowings but do not require collateralization like Federal Home Loan Bank borrowings. Based upon prior experience, management anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management anticipates that we will rely primarily upon customer deposits, loan repayments and current earnings to provide liquidity, and will use funds thus generated to make loans and to purchase securities, primarily securities issued by the federal government and its agencies, mortgage-backed securities, and municipal bonds. As of March 31, 2006, liquid assets (cash and due from banks, interest-earning bank deposits, time deposits in other banks and investment securities available for sale) were approximately $81.5 million, which represented 21.3% of total assets and 25.3% of total deposits. At March 31, 2006, outstanding commitments to extend credit were $21.5 million and available line of credit balances totaled $69.7 million. Management believes that the combined aggregate liquidity position of the Company is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

We are subject to minimum capital requirements. The following table indicates the Company’s capital ratios at March 31, 2006. All capital ratios place the Company and the Bank in excess of the minimum necessary to be deemed “well capitalized” under regulatory guidelines.

	At March 31, 2006
	Actual Ratio	Minimum Requirement	Well Capitalized Requirement
Total risk-based capital ratio	12.80%	8.0%	10.0%
Tier 1 risk-based capital ratio	11.23%	4.0%	6.0%
Leverage ratio	9.33%	4.0%	5.0%

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods. The Company’s market risk arises primarily from interest rate risk inherent in its lending and deposit-taking activities. Interest rate risk is the result of differing maturities or repricing intervals of interest-earning assets and interest-bearing liabilities and the fact that rates on these financial instruments do not change uniformly. These changes can have a direct impact on the Company’s overall earnings. The current structure of the Company’s loan and deposit portfolios is such that a significant decline in interest rates may have an adverse impact on net market values and net interest income. The Company does not maintain a trading account, nor is the Company subject to currency exchange risk or commodity price risk.

Management of the Company actively monitors interest rate risk through the development of and adherence to the Company’s asset/liability management policy. The Company also has established an Asset Liability Management Committee (“ALCO”) which monitors interest rate risk exposure, liquidity and funding strategies to ensure that their potential impact is within approved guidelines.

Item 4. Controls and Procedures

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

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings None.

Item 1A.	Risk Factors Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds None.

Item 3.	Defaults Upon Senior Debt None.

Item 4.	Submission of Matters to a Vote of Security Holders None.

Item 5.	Other Information None.

Item 6.	Exhibits

Exhibit No.	Description
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.1	Certification by the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification by the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK OF WILMINGTON CORPORATION

Date: May 12, 2006	By:	/s/ Cameron Coburn
Cameron Coburn President and Chief Executive Officer

Date: May 12, 2006	By:	/s/ Betty V. Norris
Betty V. Norris Chief Financial Officer