Form 10-Q
period 2006-06-30
Bank of Wilmington CORP
filed 2006-08-11
CIK 1334872

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

The number of shares of the registrant’s common stock outstanding as of August 3, 2006 was 3,586,780.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

BANK OF WILMINGTON CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2006 (Unaudited)	December 31, 2005*
	(In thousands, except share data)
ASSETS
Cash and due from banks	$2,445	$1,854
Interest earning deposits in other banks	10,055	5,419
Investment securities available for sale, at fair value	58,643	48,655
Time deposits in other banks	298	199

Loans	315,113	278,386
Allowance for loan losses	(3,868)	(3,510)

NET LOANS	311,245	274,876

Accrued interest receivable	1,860	1,645
Premises and equipment, net	2,610	1,845
Stock in Federal Home Loan Bank of Atlanta, at cost	2,058	1,394
Bank owned life insurance	5,391	5,296
Other assets	2,716	2,144

TOTAL ASSETS	$397,321	$343,327

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Demand	$38,216	$26,025
Savings	2,419	2,594
Money market and NOW	41,320	35,339
Time	247,293	220,176

TOTAL DEPOSITS	329,248	284,134

Short-term borrowings	7,500	—
Long-term borrowings	33,310	32,310
Accrued interest payable	672	457
Accrued expenses and other liabilities	1,494	1,791

TOTAL LIABILITIES	372,224	318,692

Shareholders’ Equity
Common stock, $3.50 par value, 12,500,000 shares authorized; 3,586,518 shares issued and outstanding	12,553	12,553
Additional paid-in capital	12,679	10,455
Accumulated retained earnings	1,064	2,153
Accumulated other comprehensive loss	(1,199)	(526)

TOTAL SHAREHOLDERS’ EQUITY	25,097	24,635

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$397,321	$343,327

*	Derived from audited financial statements

See accompanying notes.

BANK OF WILMINGTON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$5,983	$3,324	$11,385	$5,962
Investment securities available for sale	695	318	1,285	585
Federal funds sold and interest-earning deposits	79	34	253	84

TOTAL INTEREST INCOME	6,757	3,676	12,923	6,631

INTEREST EXPENSE
Money market, NOW and savings deposits	369	131	678	217
Time deposits	2,685	1,227	5,108	2,202
Short-term borrowings	57	31	59	39
Long-term borrowings	476	107	822	140

TOTAL INTEREST EXPENSE	3,587	1,496	6,667	2,598

NET INTEREST INCOME	3,170	2,180	6,256	4,033

PROVISION FOR LOAN LOSSES	391	392	684	757

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,779	1,788	5,572	3,276

NON-INTEREST INCOME	337	246	578	494

NON INTEREST EXPENSE
Salaries and employee benefits	1,230	718	2,283	1,481
Occupancy and equipment	374	229	701	439
Other	701	512	1,420	932

TOTAL NON-INTEREST EXPENSE	2,305	1,459	4,404	2,852

INCOME BEFORE INCOME TAXES	811	575	1,746	918

INCOME TAXES	314	192	670	294

NET INCOME	$497	$383	$1,076	$624

NET INCOME PER COMMON SHARE
Basic	$0.14	$0.11	$0.30	$0.17

Diluted	$0.13	$0.10	$0.29	$0.17

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	3,586,518	3,586,871	3,586,518	3,585,845
Effect of dilutive stock options	126,068	74,060	109,850	75,888

Diluted	3,712,586	3,660,931	3,696,368	3,661,733

*	All per share and outstanding share data has been restated for the 5% stock dividend effective 6/30/06

See accompanying notes.

BANK OF WILMINGTON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2006	2005
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,076	$624
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	220	152
Provision for loan losses	684	757
Deferred Income Taxes	16	—
Loss on disposal of equipment	5	—
Gain (loss) on sale of investments	18	(1)
Increase in cash value of life insurance	(95)	(105)
Increase in equity-stock option expense recognition	59	—
Change in assets and liabilities:
Increase in other assets	(166)	(108)
Increase in accrued interest receivable	(215)	(244)
Increase in accrued interest payable	215	179
Increase (Decrease) in accrued expenses and other liabilities	(297)	88

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,520	1,342

CASH FLOWS FORM INVESTING ACTIVITIES
Purchase of time deposits in other banks	(99)	—
Purchase of investment securities available for sale	(14,659)	(12,575)
Proceeds from investment securities available for sale	3,519	5,679
Purchase of stock in FHLB	(664)	(532)
Net increase in loans	(37,053)	(53,793)
Purchases of bank premises and equipment	(951)	(188)

NET CASH USED BY INVESTING ACTIVITIES	(49,907)	(61,409)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	45,114	59,607
Net increase in borrowings	8,500	6,600
Proceeds from exercise of stock options	—	82

NET CASH PROVIDED BY FINANCING ACTIVITIES	53,614	66,289

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,227	6,222

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,273	6,105

CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,500	$12,327

BANK OF WILMINGTON CORPORATION

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six month periods ended June 30, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America. The financial statements include the accounts of Bank of Wilmington Corporation (the “Company”) and its wholly owned subsidiary, Bank of Wilmington (the “Bank”). All significant inter-company transactions and balances are eliminated in consolidation. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

The organization and business of the Bank of Wilmington Corporation and subsidiary (the “Company”), accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2005 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

NOTE B - COMMITMENTS

At June 30, 2006, loan commitments are as follows:

(In thousands)
Undisbursed lines of credit	$64,285
Commitments to extend credit	22,131
Letters of credit	1,453

NOTE C - NET INCOME PER COMMON SHARE

Basic and diluted net income per share has been computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for a 5% stock dividend on June 30, 2006. Diluted net income per share reflects the potential dilution that could occur if outstanding stock options were exercised.

NOTE D - COMPREHENSIVE INCOME

A summary of comprehensive income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Net income	$497	$383	$1,076	$624

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available for sale arising during the year	(887)	323	(1,114)	(94)
Tax effect	341	(125)	429	36
Reclassification of (gains) losses recognized in net income	9	—	19	(1)
Tax effect	(3)	—	(7)	—

Total other comprehensive income (loss)	(540)	198	(673)	(59)

Total comprehensive income (loss)	$(43)	$581	$403	$565

BANK OF WILMINGTON CORPORATION

Notes to Consolidated Financial Statements

NOTE E - STOCK BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) which was issued by the FASB in December 2004. SFAS No. 123R revises SFAS No. 123 “Accounting for Stock Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95 “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

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

The Company has two share-based compensation plans in effect at June 30, 2006. The compensation cost that has been charged against income for those plans was approximately $30,000 and $59,000 for the three and six months ended June 30, 2006, respectively.

During 1999 the Company adopted, with shareholder approval, an Employee Stock Option Plan (the “Employee Plan”) and a Director Stock Option Plan (the “Director Plan”). Each plan was amended as of June 17, 2005 with shareholder approval to increase the number of shares available for options to purchase shares of the Company’s common stock. As of June 30, 2006, the Employee Plan authorized the Board of Directors to grant options for employees and officers of the Company to purchase up to 358,705 shares of the Company’s common stock and the Director Plan authorized the Board of Directors to grant non-qualified options to directors to purchase up to 215,222 shares of the Company’s common stock, for an aggregate number of common shares reserved for options of 573,927. Options granted under the 1999 Stock Option Plans have a term of up to ten years from the date of the grant. Vesting of options is determined at the time of the grant and ranges from immediate to five years. Options under these plans must be granted at a price not less than the fair market value at the date of the grant.

The fair market value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based upon a U.S. Treasury instrument with a life that is similar to the expected life of the option grant. Expected volatility is based upon the historical volatility of the Company based upon the previous three years trading history. The expected term of the options is based upon the average life of previously issued stock options. The expected dividend yield is based upon current yield on date of grant. No post-vesting restrictions exist for these options. No options were granted for the six months ended June 30, 2006 and 2005.

BANK OF WILMINGTON CORPORATION

Notes to Consolidated Financial Statements

NOTE E - STOCK BASED COMPENSATION (continued)

A summary of option activity under the stock option plans as of June 30, 2006 and changes during the six month period ended June 30, 2006 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	414,568	$7.71
Exercised	—	—
Authorized	—	—
Forfeited	—	—
Granted	—	—

Outstanding at June 30, 2006	414,568	7.71	5.88 years	2,130,880

Exerciseable at June 30, 2006	292,505	6.66	4.54 years	1,810,606

There were no options exercised for the six months ended June 30, 2006 and 11,747 options exercised during the six months ended June 30, 2005. For the six months ended June 30, 2005, the intrinsic value of options exercised was approximately $20,000.

A summary of the status of the Company’s non-vested stock options as of June 30, 2006, and changes during the six months then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested - December 31, 2005	163,511	$3.14
Granted	—	—
Vested	(41,448)	3.14
Forfeited	—	—

Non-vested - June 30, 2006	122,063	$3.14

There were 41,448 and 485 stock options vested during the six months ended June 30, 2006 and 2005, respectively. The fair value of stock options vested over the six months ended June 30, 2006 and 2005, respectively, were $130,000 and $800.

As of June 30, 2006, there was $272,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all of the Company’s stock benefit plans. That cost is expected to be recognized over a weighted-average period of 2.36 years.

BANK OF WILMINGTON CORPORATION

Notes to Consolidated Financial Statements

NOTE E - STOCK BASED COMPENSATION (continued)

The Company funds the option shares from authorized but unissued shares. The Company does not typically purchase shares to fulfill the obligations of the stock benefit plans. The option plan requires option holders to exercise options with payment in cash.

The adoption of SFAS 123R and its fair value compensation cost recognition provisions are different from the non-recognition provisions under SFAS 123 and the intrinsic value method for compensation cost allowed under APB 25. The effect (increase/(decrease)) of the adoption of SFAS 123R is as follows (in thousands, except per share data):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Income before income tax expense	$(30)	$(59)
Net income	$(30)	$(59)
Cash flow from operating activities	$30	$59
Cash flow provided by financing activities	$—	$—
Basic earnings per share	$(0.01)	$(0.02)
Diluted earnings per share	$(0.01)	$(0.02)

The following illustrates the effect on net income available to common stockholders if the Company had applied the fair value recognition provisions of SFAS No. 123 to the prior year quarter and six months ended June 30, 2005 (in thousands, except per share data):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$383	$624
Less: Stock-based employee compensation expense determined under fair value based method of all awards, net of related income taxes	—	(5)

Proforma net income	$383	$619

Earnings per share - basic, as reported	$0.11	$0.17
Earnings per share - basic, pro forma	0.11	0.17
Earnings per share - diluted, as reported	0.10	0.17
Earnings per share - diluted, pro forma	0.10	0.17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of the financial condition and consolidated results of operations of Bank of Wilmington Corporation (the “Company”). The analysis includes detailed discussions for each of the factors affecting the Company’s operating results and financial condition for the periods ended June 30, 2006 and 2005. It should be read in conjunction with the audited consolidated financial statements and accompanying notes included in this report and the supplemental financial data appearing throughout this discussion and analysis. Because the Company has no operations and conducts no business on its own other than owning Bank of Wilmington, the discussion contained in this Management’s Discussion and Analysis concerns primarily the business of the Bank. However, for ease of reading and because the financial statements are presented on a consolidated basis, the Company and the Bank are collectively referred to herein as the Company unless otherwise noted. All significant intercompany transactions and balances are eliminated in consolidation.

Financial Condition at June 30, 2006 and December 31, 2005

During the first six months of 2006, our total consolidated assets increased from $343.3 million to $397.3 million, an increase of $54.0 million or 15.7%. This increase was funded by an influx of deposits from an aggressive advertising campaign coupled with an increase in primarily short-term borrowings. Total customer deposits increased by $45.1 million during the same six-month period. In addition, short-term borrowings increased by $7.5 million and long-term borrowings increased by $1.0 million during the current period. Liquidity provided by this deposit growth and increased borrowings, combined with our net income for the six-month period of $1.1 million, provided for growth of $4.7 million in interest-earning deposits in other banks plus time deposits in other banks, $10.0 million in investment securities available for sale, and $36.7 million in total loans receivable during the period. Our total shareholders’ equity increased by $462,000 during the six months, principally due to retention of net income of $1.1 million earned during the period and $59,000 from stock options valuation recognition, offset by a $673,000 decline in market value, net of taxes, of investment securities available for sale. Our regulatory capital was successfully maintained at “well capitalized” levels throughout the period.

Results of Operations for the Three Months Ended June 30, 2006 and 2005

Overview. The Company achieved net income of $497,000 or $.13 per diluted share for the three months ended June 30, 2006 as compared with net income of $383,000 or $.10 per diluted share for the second quarter of 2005. Net income increased by $114,000 comparing the two periods principally due to growth in interest earning assets. Earnings per share for the 2005 period have been restated to reflect the 5% stock dividend effective June 30, 2006.

Net Interest Income. Interest income increased by $3.1 million when comparing the second quarters of 2006 and 2005, while interest expense increased by $2.1 million, resulting in the increase in net interest income of $990,000. This increase in the level of our net interest income resulted principally from the 52.8% increase in the level of our average interest earning assets offset by a 17 basis point decline period to period in our net interest margin to 3.42%. We experienced a 7 basis point decline from the first quarter of 2006. The level of our average interest bearing liabilities experienced similar growth, increasing 59.4%. The increase in the level of our interest earning assets resulted primarily from our loan, interest earning deposits in other banks, and investment securities growth during the past year.

Provision for Loan Losses. A provision for loan losses of $391,000 was made for the three months ended June 30, 2006 compared with a provision of $392,000 made for the three months ended June 30, 2005. The provision for loan losses for the two periods were virtually the same, decreasing only $1,000. However, the level of nonperforming loans in our loan portfolio declined by $123,000 since June 30, 2005.

In addition, the nonperforming loans to total loans outstanding decreased from 0.48% at June 30, 2005 to 0.29% at June 30, 2006. Although the level of nonperforming loans decreased from the prior period, the current period provision for loan losses recognizes the increased level of risk in the loan portfolio with the Company’s high concentration of construction and commercial real estate loans.

Non-Interest Income. Non-interest income increased to $337,000 for the three months ended June 30, 2006 as compared with $246,000 for the three months ended June 30, 2005, an increase of $91,000. This increase in non-interest income resulted from the collection of $91,000 in the current quarter of expenses associated with a loan charged off in 2003.

Non-Interest Expenses. Non-interest expenses increased from $1.5 million for the second quarter of 2005 to $2.3 million for the second quarter of 2006, an increase of $846,000. A large component of this increase was a $512,000 increase in salaries and employee benefits attributed to an increase of 21 additional full-time equivalent employees during the past year. This increase in employees is related to our expansion initiatives started at the beginning of 2006 with the opening of two new full service offices in Pender and Brunswick counties completed during April 2006 along with expansion of our administrative services. The current period salary expense also included $30,000 associated with the newly implemented expensing of stock options in 2006. Occupancy and equipment costs increased by $145,000 with the addition of the two new offices during the current period, as well as $33,000 expense recorded for lease adjustments. Other non-interest expense increased by $189,000 from period to period. Those increases include an increase of $62,000 in advertising costs, $77,000 in data processing and check processing costs and other expenses associated with opening two new branches. Other increases were growth related changes.

Income Taxes. The Company recorded an income tax expense of $314,000 for the three months ended June 30, 2006 compared to $192,000 for the same period in 2005. The effective tax rate for the 2006 period was 38.7% versus 33.4% for the 2005 period. The lower effective tax rate for the 2005 period is primarily the result of an overall greater proportion of pre-tax income being comprised of non-taxable income earned on bank owned life insurance.

Results of Operations for the Six Months Ended June 30, 2006 and 2005

Overview. The Company achieved net income of $1.1 million or $.29 per diluted share for the six months ended June 30, 2006 as compared with net income of $624,000 or $.17 per diluted share for the first six months of 2005. Net income increased by $452,000 comparing the two periods due primarily to growth in interest earning assets. Earnings per share for the 2005 period has been restated to reflect the 5% stock dividend effective June 30, 2006.

Net Interest Income. Interest income increased by $6.3 million when comparing the first halves of 2006 and 2005, while interest expense increased by $4.1 million, resulting in the increase in net interest income of $2.2 million. This increase in the level of our net interest income resulted principally from the 61.6% increase in the level of our average interest earning assets offset by a 14 basis point decline period to period in our net interest margin to 3.45%. The level of our average interest bearing liabilities experienced similar growth, increasing 68.6%. The increase in the level of our interest earning assets resulted primarily from our loan, interest earning deposits in other banks, and investment securities growth during the past year.

Provision for Loan Losses. A provision for loan losses of $684,000 was made for the six months ended June 30, 2006 compared with a provision of $757,000 made for the six months ended June 30, 2005. The decrease in the provision for loan losses for the six months ended June 30, 2006 as compared to the same period in 2005 resulted principally from the decline in nonperforming loans in our loan portfolio. Nonperforming loans to total loans outstanding decreased from 0.48% at June 30, 2005 to 0.29% at June 30, 2006. Although the level of nonperforming loans decreased from the prior period, the current period provision for loan losses recognizes the increased level of risk in the loan portfolio with the Company’s high concentration of construction and commercial real estate loans.

Non-Interest Income. Non-interest income increased to $578,000 for the six months ended June 30, 2006 as compared with $494,000 for the six months ended June 30, 2005, an increase of $84,000. This increase is principally a result of a collection of $91,000 in the current quarter of expenses associated with a loan charged off in 2003 offset by a $10,000 decline in net revenue from bank-owned life insurance.

Non-Interest Expenses. Non-interest expenses increased from $2.9 million for the first half of 2005 to $4.4 million for the first half of 2006, an increase of $1.5 million. A large component of this increase was an $802,000 increase in salaries and employee benefits attributed to an increase of 21 additional full-time equivalent employees during the past year. This increase in employees is related to our expansion initiatives started at the beginning of 2006 with the opening of two new full service offices in Pender and Brunswick counties completed during April 2006 along with expansion of our administrative services. The increased salary expense also included $149,000 associated with supplemental retirement benefits and $59,000 associated with the newly implemented expensing of stock options in 2006. Occupancy and equipment costs increased by $262,000 with the addition of the two new offices during the current period, as well as $65,000 expense recorded for lease adjustments. Other non-interest expenses increased by $488,000 from period to period. Those increases, which are primarily related to the Company’s branch expansion, include an increase of $131,000 in data processing and check processing costs, $91,000 in advertising costs, $90,000 in legal costs, and an increase of $26,000 in insurance costs. Other increases in non-interest expenses were due to growth related changes.

Income Taxes. The Company recorded an income tax expense of $670,000 for the six months ended June 30, 2006 compared to $294,000 for the same period in 2005. The effective tax rate for the 2006 period was 38.4% versus 32.0% for the 2005 period. The lower effective tax rate for the 2005 period is primarily the result of an overall greater proportion of pre-tax income being comprised of non-taxable income earned on bank owned life insurance.

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

	At June 30, 2006	At December 31,
		2005	2004
	(Dollars in thousands)
Nonaccrual loans	$920	$1,174	$993
Restructured loans	—	—	—

Total nonperforming loans	920	1,174	993
Real estate owned	—	—	195

Total nonperforming assets	$920	$1,174	$1,188

Accruing loans past due 90 days or more	$—	$—	$—
Allowance for loan losses	3,868	3,510	2,106
Nonperforming loans to period end loans	0.29%	0.42%	0.61%
Allowance for loan losses to period end loans	1.23%	1.26%	1.30%
Allowance for loan losses to nonperforming loans	420.43%	298.98%	212.02%
Nonperforming assets to total assets	0.23%	0.34%	0.59%

Our nonperforming loans decreased by $254,000, or by approximately 21.6%, from December 31, 2005 to June 30, 2006 primarily due to the charge-off of $290,000 in five commercial loan relationships during the current period. We charged off these loan relationships because we had doubts about recovery based on liquidation of non-real estate collateral unless the businesses were sold as an on-going concern. Subsequently, in April 2006, $63,000 was recovered in full on one of those charged off loans. Another one of the charged off loans that totaled $117,000 is under contract for sale and we expect to recover in full on that loan as well. The amount of nonperforming loans as a percentage of our total loans declined from 0.42% to 0.29% during the same period. Approximately 65.9% of our nonperforming loans at June 30, 2006 consisted of one loan amounting to approximately $606,000 which is secured by real estate and we took title to the property through foreclosure in August 2006. Based on our assessment of the property value, we do not expect any loss of principal related to this loan.

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

Interest on nonaccrual loans foregone was approximately $95,000 and $66,000 for the six months ended June 30, 2006 and 2005, respectively, and $76,000 for the year ended December 31, 2005.

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

	At June 30,		At December 31,
	2006		2005		2004
	Amount	% of total loans (1)	Amount	% of total loans (1)	Amount	% of total loans (1)
	(Dollars in thousands)
Balance applicable to:
Commercial	$238	5.1%	$410	5.2%	$303	7.4%
Real estate - mortgage	3,289	84.5%	2,611	84.8%	1,468	81.4%
Consumer	38	1.0%	38	1.3%	48	1.2%
Home equity lines of credit	29	9.4%	298	8.7%	206	10.0%

Total allocated	3,594	100.0%	3,357	100.0%	2,025	100.0%

Unallocated	274		153		81

Total	$3,868		$3,510		$2,106

(1)	Represents total of all outstanding loans in each category as a percent of total loans outstanding.

The following table sets forth for the periods indicated information regarding changes in our allowance for loan losses.

	At or for the Six Months Ended June 30,		At or for the Years Ended December 31,
	2006	2005	2005	2004
	(Dollars in thousands)
Balance at beginning of period	$3,510	$2,106	$2,106	$1,661
Charge-offs:
Real estate - mortgage	—	—	—	(50)
Home equity lines of credit	(92)	(36)	(43)	(32)
Commercial and industrial	(290)	(49)	(131)	(415)
Loans to individuals	(20)	(1)	(10)	(6)

Total charge-offs	(402)	(86)	(184)	(503)

Recoveries:
Real estate - mortgage	2	2	4	11
Home equity lines of credit	—	32	74	—
Commercial and industrial	69	—	10	42
Loans to individuals	5	—	1	3

Total recoveries	76	34	89	56

Net charge-offs	(326)	(52)	(95)	(447)
Provision for loan losses charged to operations	684	757	1,499	892

Balance at end of period	$3,868	$2,811	$3,510	$2,106

Ratio of net loan charge-offs to average loans outstanding	0.22%	0.06%	0.04%	0.34%
Ratio of allowance for loan losses to loans outstanding at period-end	1.23%	1.30%	1.26%	1.30%

Liquidity and Capital Resources

Our sources of funds are customer deposits, cash and demand balances due from other banks, interest-earning deposits in other banks, investment securities available for sale, brokered time deposits and borrowings from the Federal Home Loan Bank and other correspondent banks. These funds, together with loan repayments, are used to make loans and to fund continuing operations. In addition, at June 30, 2006, we had credit availability with the Federal Home Loan Bank of Atlanta (“FHLB”) of approximately $59.5 million and credit lines with various financial institutions in the amount of $11.6 million. We had $30.5 million in borrowings outstanding under these credit facilities at June 30, 2006. In addition, the Company had $10.3 million in subordinated long-term debt payable to its unconsolidated subsidiary, BKWW Statutory Trust I (the “Trust”) in connection with the Trust’s issuance of trust preferred securities in October 2005. Total deposits were $329.2 million and $284.1 million at June 30, 2006 and December 31, 2005, respectively. Because loan demand has exceeded the rate of growth in core deposits, we have relied heavily on time deposits as a source of funds. Certificates of deposit are the only deposit accounts that have stated maturity dates, and those deposits are generally considered to be rate sensitive. At June 30, 2006 and December 31, 2005, time deposits represented 75.1% and 77.5%, respectively, of total deposits. Certificates of deposit of $100,000 or more represented 34.4% and 33.8%, respectively, of total deposits at June 30, 2006 and December 31, 2005. The Bank advertises its certificate of deposit rates on the Internet, and we also obtain time deposits through deposit brokers. On June 30, 2006, those out-of-market deposits amounted to $92.0 million, or approximately 27.9% of total deposits and approximately 37.2% of total certificates of deposit. With the exception of these out-of-market deposits, management believes most of our other time deposits are relationship-oriented, but it will be necessary to pay competitive rates to retain those deposits at their maturities. Brokered deposits represent a source of fixed rate funds priced competitively with Federal Home Loan Bank borrowings but do not require collateralization like Federal Home Loan Bank borrowings. Based upon prior experience, management anticipates that a substantial portion of our outstanding certificates of deposit, including out-of-market deposits, will renew upon maturity.

Management anticipates that we will rely primarily upon customer deposits, loan repayments and current earnings to provide liquidity, and will use funds thus generated to make loans and to purchase securities, primarily securities issued by the federal government and its agencies, mortgage-backed securities, and municipal bonds. As of June 30, 2006, liquid assets (cash and due from banks, interest-earning bank deposits, time deposits in other banks and investment securities available for sale) were approximately $71.4 million, which represented 18.0% of total assets and 21.7% of total deposits. At June 30, 2006, outstanding commitments to extend credit were $22.1 million and available line of credit balances totaled $64.3 million. Management believes that the combined aggregate liquidity position of the Company is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

We are subject to minimum capital requirements. The following table indicates the Company’s capital ratios at June 30, 2006. All capital ratios place the Company and the Bank in excess of the minimum necessary to be deemed “well capitalized” under regulatory guidelines.

	At June 30, 2006
	Actual Ratio	Minimum Requirement	Well Capitalized Requirement
Total risk-based capital ratio	12.23%	8.0%	10.0%
Tier 1 risk-based capital ratio	10.68%	4.0%	6.0%
Leverage ratio	9.14%	4.0%	5.0%

Forward-Looking Information

Statements in this Report relating to plans, strategies, economic performance and trends, projections of results of specific activities or investments, expectations or beliefs about future events or results, and other statements that are not descriptions of historical facts, may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed in our Annual Report on Form 10-KSB and in other documents filed by us with the Federal Deposit Insurance Corporation and the U. S. Securities and Exchange Commission from time to time. Forward-looking statements may be identified by terms such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “forecasts,” “potential” or “continue,” or similar terms or the negative of these terms, or other statements concerning opinions or judgments of our management about future events. Factors that could influence the accuracy of those forward-looking statements include, but are not limited to, the financial success or changing strategies of our customers, customer acceptance of our services, products and fee structure, the competitive nature of the financial services industry and our ability to compete effectively against other financial institutions in its banking market, actions of government regulators, our ability to manage our growth and to underwrite increasing volumes of loans, the impact on our profits of increased staffing and expenses resulting from expansion; the level of market interest rates and the Company’s ability to manage its interest rate risk, weather and similar conditions, particularly the effect of hurricanes on the Company’s banking and operations facilities and on its customers and the coastal communities in which it does business, changes in general economic conditions and the real estate market in our banking market (particularly changes that affect the Company’s loan portfolio, the abilities of its borrowers to repay their loans, and the values of loan collateral), and other developments or changes in the Company’s business that it does not expect. Although the Company’s management believes that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. The Company has no obligation to update these forward-looking statements.

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

None.

Item 3. Defaults Upon Senior Debt

None.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of the Bank’s shareholders was convened on May 18, 2006. The matters voted on, and the voting results, at the meeting were as follows:

1.	Election of the following seven nominees as directors of the Bank for one year terms:

NOMINEE	FOR	WITHHELD	Broker Non-Votes
Cameron Coburn	2,901,581	1,718	-0-
Walter Lee Crouch, Jr.	2,903,143	156	-0-
Windell Daniels	2,903,143	156	-0-
Craig S. Relan	2,902,893	406	-0-
Jerry D. Sellers	2,901,253	2,046	-0-
John Davie Waggett	2,902,893	406	-0-
Walter O. Winter	2,902,993	306	-0-

2.	Proposal to approve charter amendment to change corporate name:

For	Against	Abstain	Broker Non-Votes
2,871,513	10,027	21,759	-0-

3.	Ratification of the Audit Committee’s appointment of Dixon Hughes PLLC as the Bank’s independent accountants for 2006:

For	Against	Abstain	Broker Non-Votes
2,895,796	936	6,567	-0-

Each of the seven nominees named above was elected as a director, and each of the other proposals listed above was approved by shareholders by the requisite number of votes.

Item 5. Other Information

At the May 18, 2006 annual meeting, shareholders approved a charter amendment to change the corporate name to Cape Fear Bank Corporation and the name of the Bank to Cape Fear Bank. Management anticipates the completion of the name change to be effective in October 2006.

Item 6. Exhibits

The following exhibits are being furnished or filed with this report.

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

BANK OF WILMINGTON CORPORATION

Date: August 11, 2006	By:	/s/ Cameron Coburn
Cameron Coburn
President and Chief Executive Officer

Date: August 11, 2006	By:	/s/ Betty V. Norris
Betty V. Norris
Chief Financial Officer