Form 10-Q
period 2006-09-30
Cape Fear Bank CORP
filed 2006-11-13
CIK 1334872

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ended

Commission File Number 000-51513

CAPE FEAR BANK CORPORATION

(Exact name of registrant as specified in its charter)

NORTH CAROLINA	20-3035898
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1117 MILITARY CUTOFF ROAD, WILMINGTON, NORTH CAROLINA 28405

(Address of principal executive office)

(910) 509-2000

(Registrant’s telephone number)

BANK OF WILMINGTON CORPORATION

(Former name, former address and former fiscal year, if changed since last report)

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

The number of shares of the registrant’s common stock outstanding as of November 3, 2006 was 3,586,780.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

CAPE FEAR BANK CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2006 (Unaudited)	December 31, 2005*

	(In thousands, except share and per share data)
ASSETS
Cash and due from banks	$3,330	$1,854
Interest earning deposits in other banks	16,159	5,419
Investment securities available for sale, at fair value	63,326	48,655
Time deposits in other banks	298	199

Loans	329,163	278,386
Allowance for loan losses	(4,305)	(3,510)

NET LOANS	324,858	274,876

Accrued interest receivable	2,158	1,645
Premises and equipment, net	2,790	1,845
Stock in Federal Home Loan Bank of Atlanta, at cost	1,721	1,394
Foreclosed real estate and repossessions	616	—
Bank owned life insurance	5,440	5,296
Other assets	2,455	2,144

TOTAL ASSETS	$423,151	$343,327

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Demand	$34,791	$26,025
Savings	7,972	2,594
Money market and NOW	46,055	35,339
Time	272,028	220,176

TOTAL DEPOSITS	360,846	284,134

Long-term borrowings	33,310	32,310
Accrued interest payable	834	457
Accrued expenses and other liabilities	1,718	1,791

TOTAL LIABILITIES	396,708	318,692

Shareholders’ Equity
Common stock, $3.50 par value, 12,500,000 shares authorized; 3,586,780 and 3,416,068 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	12,554	11,956
Additional paid-in capital	12,710	11,052
Accumulated retained earnings	1,592	2,153
Accumulated other comprehensive loss	(413)	(526)

TOTAL SHAREHOLDERS’ EQUITY	26,443	24,635

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$423,151	$343,327

*	Derived from audited financial statements

See accompanying notes.

CAPE FEAR BANK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$6,647	$3,985	$18,032	$9,947
Investment securities available for sale	733	376	2,017	961
Federal funds sold and interest-earning deposits	97	57	350	141

TOTAL INTEREST INCOME	7,477	4,418	20,399	11,049

INTEREST EXPENSE
Money market, NOW and savings deposits	466	177	1,144	393
Time deposits	3,177	1,553	8,285	3,755
Short-term borrowings	46	45	103	84
Long-term borrowings	437	174	1,261	315

TOTAL INTEREST EXPENSE	4,126	1,949	10,793	4,547

NET INTEREST INCOME	3,351	2,469	9,606	6,502

PROVISION FOR LOAN LOSSES	436	355	1,120	1,112

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,915	2,114	8,486	5,390

NON-INTEREST INCOME	267	264	846	758

NON INTEREST EXPENSE
Salaries and employee benefits	1,228	933	3,511	2,484
Occupancy and equipment	417	256	1,118	695
Other	773	546	2,193	1,408

TOTAL NON-INTEREST EXPENSE	2,418	1,735	6,822	4,587

INCOME BEFORE INCOME TAXES	764	643	2,510	1,561

INCOME TAXES	231	221	901	515

NET INCOME	$533	$422	$1,609	$1,046

NET INCOME PER COMMON SHARE*
Basic	$0.15	$0.12	$0.45	$0.29

Diluted	$0.14	$0.11	$0.43	$0.29

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING*
Basic	3,586,743	3,586,518	3,586,594	3,586,190
Effect of dilutive stock options	139,145	97,925	119,615	83,116

Diluted	3,725,888	3,684,443	3,706,209	3,669,306

*	All per share and outstanding share data has been restated for the 5% stock dividend distributed 6/30/06

See accompanying notes.

CAPE FEAR BANK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2006	2005
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,609	$1,046
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	338	235
Provision for loan losses	1,120	1,112
Gain on sale of foreclosed real estate/repossessions	—	(7)
Deferred Income Taxes	47	—
Loss on disposal of equipment	5	—
(Gain) loss on sale of investments	18	(2)
Increase in cash value of life insurance	(144)	(151)
Increase in equity-stock option expense recognition	89	—
Change in assets and liabilities:
Increase in other assets	(429)	(262)
Increase in accrued interest receivable	(513)	(533)
Increase in accrued interest payable	377	—
Increase (decrease) in accrued expenses and other liabilities	(73)	857

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,444	2,295

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of time deposits in other banks	(99)	(199)
Purchase of investment securities available for sale	(19,716)	(25,025)
Proceeds from investment securities available for sale	5,163	7,383
Net purchases of stock in FHLB	(327)	(1,153)
Net increase in loans	(51,718)	(84,639)
Purchases of bank premises and equipment	(1,240)	(595)
Proceeds from sale of foreclosed real estate/repossessions	—	417

NET CASH USED BY INVESTING ACTIVITIES	(67,937)	(103,811)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	76,712	87,916
Net increase in borrowings	1,000	20,600
Net Proceeds from exercise of stock options/(stock repurchases)	(3)	83

NET CASH PROVIDED BY FINANCING ACTIVITIES	77,709	108,599

NET INCREASE IN CASH AND CASH EQUIVALENTS	12,216	7,083

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,273	6,105

CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,489	$13,188

CAPE FEAR BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine month periods ended September 30, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America. The financial statements include the accounts of Cape Fear Bank Corporation (the “Company”) and its wholly owned subsidiary, Cape Fear Bank (the “Bank”). All significant inter-company transactions and balances are eliminated in consolidation. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

The organization and business of the Cape Fear Bank Corporation and subsidiary (the “Company”), accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2005 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

NOTE B – COMMITMENTS

At September 30, 2006, loan commitments are as follows:

(In thousands)
Undisbursed lines of credit	$71,290
Commitments to extend credit	14,712
Letters of credit	1,073

NOTE C - NET INCOME PER COMMON SHARE

Basic and diluted net income per share has been computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for a 5% stock dividend on June 30, 2006. Diluted net income per share reflects the potential dilution that could occur if outstanding stock options were exercised.

NOTE D - COMPREHENSIVE INCOME

A summary of comprehensive income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Net income	$533	$422	$1,609	$1,046

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available for sale arising during the year	1,279	(263)	165	(360)
Tax effect	(492)	101	(63)	139
Reclassification of (gains) losses recognized in net income	—	—	18	(2)
Tax effect	—	—	(7)	1

Total other comprehensive income (loss)	787	(162)	113	(222)

Total comprehensive income	$1,320	$260	$1,722	$824

CAPE FEAR BANK CORPORATION

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

The Company has two share-based compensation plans in effect at September 30, 2006. The compensation cost that has been charged against income for those plans was approximately $30,000 and $89,000 for the three and nine months ended September 30, 2006, respectively. There have been no deferred tax assets recorded due to the fact that stock based compensation expense results solely from incentive stock options.

During 1999 the Company adopted, with shareholder approval, an Employee Stock Option Plan (the “Employee Plan”) and a Director Stock Option Plan (the “Director Plan”). Each plan was amended as of June 17, 2005 with shareholder approval to increase the number of shares available for options to purchase shares of the Company’s common stock. As of September 30, 2006, the Employee Plan authorized the Board of Directors to grant options for employees and officers of the Company to purchase up to 358,705 shares of the Company’s common stock and the Director Plan authorized the Board of Directors to grant non-qualified options to directors to purchase up to 215,222 shares of the Company’s common stock, for an aggregate number of common shares reserved for options of 573,927. Options granted under the 1999 Stock Option Plans have a term of up to ten years from the date of the grant. Vesting of options is determined at the time of the grant and ranges from immediate to five years. Options under these plans must be granted at a price not less than the fair market value at the date of the grant.

The fair market value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based upon a U.S. Treasury instrument with a life that is similar to the expected life of the option grant. Expected volatility is based upon the historical volatility of the Company based upon the previous three years trading history. The expected term of the options is based upon the average life of previously issued stock options. The expected dividend yield is based upon current yield on date of grant. No post-vesting restrictions exist for these options. No options were granted for the three and nine months ended September 30, 2006 and 163,406 options were granted for the same periods in 2005.

CAPE FEAR BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E - STOCK BASED COMPENSATION (continued)

A summary of option activity under the stock option plans as of September 30, 2006 and changes during the nine month period ended September 30, 2006 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	414,568	$7.71
Exercised	(262)	3.97
Authorized	—	—
Forfeited	(1)	3.97
Granted	—	—

Outstanding at September 30, 2006	414,305	$7.72	5.62 years	$2,046,667

Exerciseable at September 30, 2006	329,923	$7.07	4.81 years	$1,844,270

There were 262 options exercised during the three and nine months ended September 30, 2006. No options were exercised during the three months and 11,747 options exercised during the nine months ended September 30, 2005. There was a one-half fractional share (rounded to one share) forfeited in connection with the exercise of the 262 shares in the current period. The intrinsic value of options exercised for the three and nine months ended September 30, 2005 was approximately $0 and $20,000, respectively. For the three and nine months ended September 30, 2006, the intrinsic value of options exercised was approximately $2,000 for both periods.

A summary of the status of the Company’s non-vested stock options as of September 30, 2006, and changes during the nine months then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested - December 31, 2005	163,511	$3.14
Granted	—	—
Vested	(79,129)	3.14
Forfeited	—	—

Non-vested - September 30, 2006	84,382	$3.14

There were 37,681 and 79,129 stock options vested during the three and nine months ended September 30, 2006. There were no stock options vested during the three month period and 485 stock options vested during the nine month period ended September 30, 2005. The fair value of stock options vested during the three and nine months ended September 30, 2006, were $118,000 and $248,000, respectively.

CAPE FEAR BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E - STOCK BASED COMPENSATION (continued)

For the three and nine month periods ended September 30, 2005, the fair value of stock options vested was $0 and $800, respectively.

As of September 30, 2006, there was $242,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all of the Company’s stock benefit plans. That cost is expected to be recognized over a weighted-average period of 2.11 years.

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

The adoption of SFAS 123R and its fair value compensation cost recognition provisions are different from the non-recognition provisions under SFAS 123 and the intrinsic value method for compensation cost allowed under APB 25. The effect (increase/(decrease)) of the adoption of SFAS 123R is as follows (in thousands, except per share data):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Income before income tax expense	$(30)	$(89)
Net income	$(30)	$(89)

Cash flow from operating activities	$30	$89
Cash flow provided by financing activities	—	—

Basic earnings per share	$(0.01)	$(0.02)
Diluted earnings per share	$(0.01)	$(0.02)

The following illustrates the effect on net income available to common stockholders if the Company had applied the fair value recognition provisions of SFAS No. 123 to the prior year quarter and nine months ended September 30, 2005 (in thousands, except per share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$422	$1,046
Less: Stock-based employee compensation expense determined under fair value based method of all awards, net of related income taxes	154	159

Proforma net income	$268	$887

Earnings per share - basic, as reported	$0.12	$0.29
Earnings per share - basic, pro forma	0.07	0.25
Earnings per share - diluted, as reported	0.11	0.29
Earnings per share - diluted, pro forma	0.07	0.24

CAPE FEAR BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of SFAS No. 133 and 140” provides entities relief from the requirement to separately determine the fair value of an embedded derivative that would otherwise be bifurcated from the host contract under SFAS 133. This statement allows an irrevocable election on an instrument-by-instrument basis to measure such a hybrid financial instrument at fair value. This statement is effective for all financial instruments acquired or issued after the beginning of the fiscal years beginning after September 15, 2006. The Company has evaluated this statement and does not believe it will have a material effect on the Company’s financial position, results of operations and cash flows.

SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of SFAS No. 140” requires that all separately recognized servicing assets and liabilities be initially measured at fair value and permits (but does not require) subsequent measurement of servicing assets and liabilities at fair value. This statement is effective for fiscal years beginning after September 15, 2006. The Company has evaluated this statement and does not believe it will have a material effect on the Company’s financial position, results of operations and cash flows.

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective for the Company in the first quarter of fiscal 2007. The Company is currently evaluating the impact of FIN 48 on its Consolidated Financial Statements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). FAS 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of FAS 157, guidance for applying fair value was incorporated in several accounting pronouncements. FAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. FAS 157 also emphasizes that fair value is a market-based measurement, not an

CAPE FEAR BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – RECENT ACCOUNTING PRONOUNCEMENTS (continued)

entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under FAS 157, fair value measurements are disclosed by level within that hierarchy. While FAS 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not determined the impact of adopting FAS 157 on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R) (FAS 158), requires an employer to: (a) Recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity and in changes in net assets of a not-for-profit organization. The requirement by FAS 158 to recognize the funded status of a benefit plan and the disclosure requirements of FAS 158 are effective as of the end of the fiscal year ending after December 15, 2006 for entities with publicly traded equity securities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company does not expect the adoption of FAS 158 to have a material effect on its financial position at December 31, 2006.

In September 2006, the SEC staff issued SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements (SAB No. 108). SAB No. 108 addresses the diversity in practice by registrants when quantifying the effect of an error on the financial statements. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements and is effective for annual periods ending after November 15, 2006. The Company will be required to adopt the provisions of SAB No. 108 effective December 31, 2006. We currently believe that the adoption of SAB No. 108 will not have a material financial impact on the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of the consolidated financial condition and results of operations of Cape Fear Bank Corporation (the “Company”). The analysis includes detailed discussions for each of the factors affecting the Company’s operating results and financial condition for the periods ended September 30, 2006 and 2005. The following discussion should be read in conjunction with the Company’s financial statements and the notes thereto located in this report and in the Bank’s Annual Report on Form 10-KSB for the year ended December 31, 2005. Because the Company has no separate operations and conducts no business on its own other than owning Cape Fear Bank, the discussion contained in this Management’s Discussion and Analysis concerns primarily the business of the Bank. However, for ease of reading and because the financial statements are presented on a consolidated basis, the Company and the Bank are collectively referred to herein as the Company unless otherwise noted. All significant intercompany transactions and balances are eliminated in consolidation.

Financial Condition at September 30, 2006 and December 31, 2005

During the first nine months of 2006, our total consolidated assets increased from $343.3 million to $423.2 million, an increase of $79.9 million or 23.3%. This increase in assets resulted from an increase in deposits primarily related to branch expansion. Total customer deposits increased by $76.7 million during the same nine-month period. In addition, long-term borrowings increased by $1.0 million during the current period. Liquidity provided by this deposit growth and increased borrowings, combined with our net income for the nine-month period of $1.6 million, provided for growth of $10.8 million in interest-earning deposits in other banks plus time deposits in other banks, $14.7 million in investment securities available for sale, and $50.8 million in total loans receivable during the period. Our total shareholders’ equity increased by $1.8 million during the nine months, principally due to retention of net income of $1.6 million earned during the period, $89,000 from stock options valuation recognition, and an increase of $113,000 in market value, net of taxes, of investment securities available for sale. Our regulatory capital was successfully maintained at “well capitalized” levels throughout the period.

Results of Operations for the Three Months Ended September 30, 2006 and 2005

Overview. The Company achieved net income of $533,000 or $0.14 per diluted share for the three months ended September 30, 2006 as compared with net income of $422,000 or $0.11 per diluted share for the third quarter of 2005. Comparing the two periods, net income increased by $111,000 principally due to growth in interest earning assets. Earnings per share for the 2005 period have been restated to reflect the 5% stock dividend effective June 30, 2006.

Net Interest Income. Interest income increased by $3.1 million when comparing the third quarters of 2006 and 2005, while interest expense increased by $2.2 million, resulting in the increase in net interest income of $882,000. This increase in the level of our net interest income resulted principally from the 44.0% increase in the level of our average interest earning assets offset by a 21 basis point decline, period to period, in our net interest margin to 3.33%. We experienced a 9 basis point decline in our net interest margin from the second quarter of 2006. The level of our average interest bearing liabilities experienced similar growth, increasing 48.6%. The increase in the level of our interest earning assets resulted primarily from our loan, interest earning deposits in other banks, and investment securities growth during the past year.

Provision for Loan Losses. The provision for loan losses was $436,000 for the three months ended September 30, 2006 compared with a provision of $355,000 for the three months ended September 30, 2005. The increase in the level of loan loss provision in the current period is due to management’s recognition of the increased level of risk in the loan portfolio due to the Company’s high concentration of construction and commercial real estate loans and a potential slow down in the real estate market. Also, the level of nonperforming assets was $181,000 higher than at September 30, 2005. However, nonperforming loans as a percentage of total loans outstanding decreased from 0.30% at September 30, 2005 to 0.10% at September 30, 2006.

Non-Interest Income. Non-interest income increased to $267,000 for the three months ended September 30, 2006 as compared with $264,000 for the three months ended September 30, 2005. This increase in non-interest income resulted primarily from growth in correspondent loan fees in the current period.

Non-Interest Expenses. Non-interest expenses increased from $1.7 million for the third quarter of 2005 to $2.4 million for the third quarter of 2006, an increase of $683,000. A large component of this increase was a $295,000 increase in salaries and employee benefits attributed to the addition of 32 full-time equivalent employees during the past year. This increase in employees is related to our expansion initiatives started at the beginning of 2006 with the opening of two new full service branches in Pender and Brunswick counties completed during April 2006 along with expansion of our administrative support services. The current period salary expense also included $30,000 associated with the newly implemented expensing of stock options in 2006. Occupancy and equipment costs increased by $161,000 with the addition of the two new branches during the second quarter 2006, as well as $33,000 of expense recorded for an adjustment in the accounting for operating leases. Other non-interest expense increased by $227,000 from period to period, including increases of $81,000 in advertising costs, $54,000 in data processing and check processing costs and other expenses associated with opening the two new branches. Other increases were growth related changes.

Income Taxes. The Company recorded an income tax expense of $231,000 for the three months ended September 30, 2006 compared to $221,000 for the same period in 2005. The effective tax rate for the 2006 period was 30.2% versus 34.4% for the 2005 period. The lower effective tax rate for the 2006 period is primarily the result of an overall greater proportion of pre-tax income being comprised of non-taxable income earned on bank owned life insurance and municipal securities.

Results of Operations for the Nine Months Ended September 30, 2006 and 2005

Overview. The Company achieved net income of $1.6 million or $0.43 per diluted share for the nine months ended September 30, 2006 as compared with net income of $1.0 million or $0.29 per diluted share for the first nine months of 2005. Net income increased by $563,000 comparing the two periods due primarily to growth in interest earning assets. Earnings per share for the 2005 period has been restated to reflect the 5% stock dividend effective June 30, 2006.

Net Interest Income. Interest income increased by $9.3 million when comparing the first nine months of 2006 and 2005, while interest expense increased by $6.2 million, resulting in the increase in net interest income of $3.1 million. This increase in the level of our net interest income resulted principally from the 54.8% increase in the level of our average interest earning assets offset by a 16 basis point decline period to period in our net interest margin to 3.41%. The level of our average interest bearing liabilities experienced similar growth, increasing 60.8%. The increase in the level of our interest earning assets resulted primarily from our loan, interest earning deposits in other banks, and investment securities growth during the past year.

Provision for Loan Losses. A provision for loan losses of $1.1 million was made for both the nine month periods ended September 30, 2006 and 2005. Due to our high concentration of construction and commercial real estate loans, we continue to expand our loan loss provision in preparation for a potential slow down in the economy. As a result, our provision for loan losses remained virtually the same from period to period. Our nonperforming loans declined as a percentage of our outstanding loan portfolio, from 0.30% at September 30, 2005 to 0.10% at September 30, 2006.

Non-Interest Income. Non-interest income increased to $846,000 for the nine months ended September 30, 2006 as compared with $758,000 for the nine months ended September 30, 2005, an increase of $88,000. This increase is principally a result of $91,000 of recovered expenses in the second quarter of 2006, related to a loan charged off in 2003 offset by a $7,000 decline in net revenue from bank-owned life insurance. Other increases in non-interest income were due to growth related changes.

Non-Interest Expenses. Non-interest expenses increased from $4.6 million for the first nine months of 2005 to $6.8 million for the first nine months of 2006, an increase of $2.2 million. A large component of this increase was a $1.0 million increase in salaries and employee benefits attributed to the addition of 32 full-time equivalent employees during the past year. This increase in employees is related to our expansion initiatives started at the beginning of 2006 with the opening of two new full service branches in Pender and Brunswick counties completed during April 2006 along with expansion of our administrative support services. The increased salary expense also included an $82,000 increase in the current period associated with supplemental retirement benefits and $89,000 associated with the newly implemented expensing of stock options in 2006. Occupancy and equipment costs increased by $423,000 with the addition of the two new branches during the current period, as well as $98,000 of expense recorded for an adjustment in the accounting for operating leases. Other non-interest expenses increased $785,000 from period to period. This increase, which is primarily related to the Company’s branch expansion, includes $185,000 in data processing and check processing costs, $172,000 in advertising costs, $56,000 in legal costs, and $69,000 in consultant fees. Other increases in non-interest expenses were due to growth related changes.

Income Taxes. The Company recorded an income tax expense of $901,000 for the nine months ended September 30, 2006 compared to $515,000 for the same period in 2005. The effective tax rate for the 2006 period was 35.9% versus 33.0% for the 2005 period. The lower effective tax rate for the 2005 period is primarily the result of an overall greater proportion of pre-tax income being comprised of non-taxable income earned on bank owned life insurance.

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

Our policy regarding past due loans requires a prompt charge-off to the allowance for loan losses following timely collection efforts and a thorough review. Further efforts are then pursued through various means available to recover charged off amounts. Loans carried in a non-accrual status are generally collateralized and probable losses are considered in the determination of the allowance for loan losses.

Nonperforming Assets. The following table sets forth information with respect to our nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), and total nonperforming assets.

	At September 30, 2006	At December 31,
		2005	2004
	(Dollars in thousands)
Nonaccrual loans	$329	$1,174	$993
Restructured loans	—	—	—

Total nonperforming loans	329	1,174	993
Real estate owned	616	—	195

Total nonperforming assets	$945	$1,174	$1,188

Accruing loans past due 90 days or more	$—	$—	$—
Allowance for loan losses	4,305	3,510	2,106
Nonperforming loans to period end loans	0.10%	0.42%	0.61%
Allowance for loan losses to period end loans	1.31%	1.26%	1.30%
Allowance for loan losses to nonperforming loans	1308.51%	298.98%	212.08%
Nonperforming assets to total assets	0.22%	0.34%	0.59%

Our nonperforming loans decreased by $845,000, or by approximately 72.0%, from December 31, 2005 to September 30, 2006 primarily due to the foreclosure of one commercial real estate loan for $616,000 in August 2006. Based on our assessment of the property value, we do not expect any loss of principal related to this loan. The balance of the decrease in nonperforming loans resulted from the charge-off of $290,000 in five commercial loan relationships during the current period. We charged off these loan relationships because we had doubts about recovery based on liquidation of non-real estate collateral unless the businesses were sold as an on-going concern. Subsequently, in April 2006, $63,000 was recovered in full on one of those charged off loans. Another one of the charged off loans that totaled $117,000 has a sale pending and we expect to recover in full on that loan as well. The amount of nonperforming loans as a percentage of our total loans declined from 0.42% to 0.10% during the same period. Approximately 51.7% of our nonperforming loans at September 30, 2006 consisted of one loan amounting to approximately $170,000 which is secured by real estate. Based on our assessment of the property value, we expect to recover the balance on this loan.

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

Interest on nonaccrual loans foregone was approximately $105,000 and $58,000 for the nine months ended September 30, 2006 and 2005, respectively, and $76,000 for the year ended December 31, 2005.

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

While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination. In addition, various regulatory agencies may require us to make adjustments to the allowance for loan losses based on their judgments about information available to them at the time of their examination. The following table shows the allocation of our allowance for loan losses at the dates indicated. The allocation is based on an evaluation of inherent loan risk, historical ratios of loan losses and other factors that may affect future loan losses in the categories of loans shown.

	At September 30,		At December 31,
	2006		2005		2004
	Amount	% of total loans (1)	Amount	% of total loans (1)	Amount	% of total loans (1)
	(Dollars in thousands)
Balance applicable to:
Commercial	$234	4.8%	$410	5.2%	$303	7.4%
Real estate - mortgage	3,801	85.1%	2,611	84.8%	1,468	81.4%
Consumer	39	0.7%	38	1.3%	48	1.2%
Home equity lines of credit	24	9.4%	298	8.7%	206	10.0%

Total allocated	4,098	100.0%	3,357	100.0%	2,025	100.0%

Unallocated	207		153		81

Total	$4,305		$3,510		$2,106

(1)	Represents total of all outstanding loans in each category as a percent of total loans outstanding.

The following table sets forth for the periods indicated information regarding changes in our allowance for loan losses.

	At or for the Nine Months Ended September 30,		At or for the Years Ended December 31,
	2006	2005	2005	2004
	(Dollars in thousands)
Balance at beginning of period	$3,510	$2,106	$2,106	$1,661
Charge-offs:
Real estate - mortgage	—	—	—	(50)
Home equity lines of credit	(92)	(42)	(43)	(32)
Commercial and industrial	(290)	(79)	(131)	(415)
Loans to individuals	(23)	(10)	(10)	(6)

Total charge-offs	(405)	(131)	(184)	(503)

Recoveries:
Real estate - mortgage	3	3	4	11
Home equity lines of credit	—	74	74	—
Commercial and industrial	72	—	10	42
Loans to individuals	5	1	1	3

Total recoveries	80	78	89	56

Net (charge-offs) recoveries	(325)	(53)	(95)	(447)
Provision for loan losses charged to operations	1,120	1,112	1,499	892

Balance at end of period	$4,305	$3,165	$3,510	$2,106

Ratio of net loan charge-offs to average loans outstanding	0.11%	0.03%	0.04%	0.34%
Ratio of allowance for loan losses to loans outstanding at period-end	1.31%	1.28%	1.26%	1.30%

Liquidity and Capital Resources

Our sources of funds are customer deposits, cash and demand balances due from other banks, interest-earning deposits in other banks, investment securities available for sale, brokered time deposits and borrowings from the Federal Home Loan Bank and other correspondent banks. These funds, together with loan repayments, are used to make loans and to fund continuing operations. In addition, at September 30, 2006, we had credit availability with the Federal Home Loan Bank of Atlanta (“FHLB”) of approximately $63.4 million and credit lines with various financial institutions in the amount of $11.6 million. We had $23.0 million in borrowings outstanding under these credit facilities at September 30, 2006. In addition, the Company had $10.3 million in subordinated long-term debt payable to its unconsolidated subsidiary, BKWW Statutory Trust I (the “Trust”) in connection with the Trust’s issuance of trust preferred securities in October 2005. Total deposits were $360.8 million and $284.1 million at September 30, 2006 and December 31, 2005, respectively. Because loan demand has exceeded the rate of growth in core deposits, we have relied heavily on time deposits as a source of funds. Certificates of deposit are the only deposit accounts that have stated maturity dates, and those deposits are generally considered to be rate sensitive. At September 30, 2006 and December 31, 2005, time deposits represented 75.4% and 77.5%, respectively, of total deposits. Certificates of deposit of $100,000 or more represented 37.0% and 33.8% of total deposits at September 30, 2006 and December 31, 2005, respectively. The Bank advertises its certificate of deposit rates on the Internet, and we also obtain time deposits through deposit brokers. On September 30, 2006, those out-of-market deposits amounted to $112.1 million, or approximately 31.1% of total deposits and approximately 41.2% of total certificates of deposit. With the exception of these out-of-market deposits, management believes most of our other time deposits are relationship-oriented, but it will be necessary to pay competitive rates to retain those deposits at their maturities. Brokered deposits represent a source of fixed rate funds priced competitively with Federal Home Loan Bank borrowings but do not require collateralization like Federal Home Loan Bank borrowings. Based upon prior experience, management anticipates that a substantial portion of our outstanding certificates of deposit, including out-of-market deposits, will renew upon maturity.

Management anticipates that we will rely primarily upon customer deposits, loan repayments and current earnings to provide liquidity, and will use funds thus generated to make loans and to purchase securities, primarily securities issued by the federal government and its agencies, mortgage-backed securities, and municipal bonds. As of September 30, 2006, liquid assets (cash and due from banks, interest-earning bank deposits, time deposits in other banks and investment securities available for sale) were approximately $83.1 million, which represented 19.6% of total assets and 23.0% of total deposits. At September 30, 2006, outstanding commitments to extend credit were $14.7 million and available line of credit balances totaled $71.2 million. Management believes that the combined aggregate liquidity position of the Company is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

We are subject to minimum capital requirements. The following table indicates the Company’s capital ratios at September 30, 2006. All capital ratios place the Company and the Bank in excess of the minimum necessary to be deemed “well capitalized” under regulatory guidelines.

	At September 30, 2006
	Actual Ratio	Minimum Requirement	Well Capitalized Requirement
Total risk-based capital ratio	11.77%	8.0%	10.0%
Tier 1 risk-based capital ratio	10.24%	4.0%	6.0%
Leverage ratio	8.80%	4.0%	5.0%

Forward-Looking Information

Statements in this Report relating to plans, strategies, economic performance and trends, projections of results of specific activities or investments, expectations or beliefs about future events or results, and other statements that are not descriptions of historical facts, may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed in reports we file with the U. S. Securities and Exchange Commission from time to time. Forward-looking statements may be identified by terms such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “forecasts,” “potential” or “continue,” or similar terms or the negative of these terms, or other statements concerning opinions or judgments of our management about future events. Factors that could influence the accuracy of those forward-looking statements include, but are not limited to, the financial success or changing strategies of our customers; customer acceptance of our services, products and fee structure; the competitive nature of the financial services industry and our ability to compete effectively against other financial institutions in our banking market; actions of government regulators; our ability to manage our growth and to underwrite increasing volumes of loans; the impact on our profits of increased staffing and expenses resulting from expansion; the level of market interest rates and our ability to manage our interest rate risk; weather and similar conditions, particularly the effect of hurricanes on our banking and operations facilities and on our customers and the coastal communities in which we do business; changes in general economic conditions and the real estate market in our banking market (particularly changes that affect our loan portfolio, the abilities of our borrowers to repay their loans, and the values of loan collateral); and other developments or changes in our business that we do not expect. Although our management believes that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. The Company has no obligation to update these forward-looking statements.

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

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Debt

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

Effective on October 1, 2006, the Company’s Articles of Incorporation were amended to change its corporate name from Bank of Wilmington Corporation to Cape Fear Bank Corporation, and the Articles of Incorporation of the Company’s bank subsidiary were amended to change its corporate name from Bank of Wilmington to Cape Fear Bank. A proposal to approve the amendment to the Company’s Articles of Incorporation was included in the Company’s proxy statement filed in connection with its annual meeting held on May 18, 2006, and was approved by the Company’s shareholders at that meeting.

Item 6.	Exhibits

The following exhibits are being furnished or incorporated by reference with this report.

Exhibit No.	Description
3.1	Articles of Incorporation, as amended (incorporated by reference from Exhibits to our Form 8-K dated November 1, 2006)

3.2	Bylaws (incorporated by reference from Exhibits to our Form 8-K dated November 1, 2006)

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.1	Certification by the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification by the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPE FEAR BANK CORPORATION

Date: November 10, 2006	By:	/s/ Cameron Coburn
Cameron Coburn
President and Chief Executive Officer

Date: November 10, 2006	By:	/s/ Betty V. Norris
Betty V. Norris
Chief Financial Officer