Form 10-K
period 2006-12-31
Cape Fear Bank CORP
filed 2007-03-30
CIK 1334872

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission File No. 000-51513

CAPE FEAR BANK CORPORATION

(Name of registrant as specified in its charter)

North Carolina	20-3035898
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1117 Military Cutoff Road

Wilmington, North Carolina 28405

(Address of principal executive offices)

(910) 509-2000

Registrant’s telephone number, including area code

Securities registered under Section 12(b) of the Act:	Common Stock, $3.50 par value per share
(Title of class)
Securities registered under Section 12(g) of the Act:	None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act.)

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates (computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity), as of the last business day of the Registrant’s most recently completed second fiscal quarter was $42,745,358.

On March 15, 2007, the number of outstanding shares of Registrant’s common stock was 3,586,911.

Documents Incorporated by Reference

Portions of Registrant’s 2006 Annual Report to Shareholders are incorporated into Part II of this Report.

Portions of Registrant’s definitive Proxy Statement as filed with the Securities and Exchange Commission in connection with its 2007 Annual Meeting are incorporated into Part III of this Report.

PART I

[In this Report, the terms “we,” “us,” “our” and similar terms refer to Cape Fear Bank

Corporation separately and, as the context requires, on a consolidated basis with our banking subsidiary, Cape Fear Bank. Cape Fear Bank is sometimes referred to separately as the “Bank.”]

Item 1.	Business.

General

We are a North Carolina-chartered bank holding company incorporated on June 20, 2005 for the sole purpose of serving as the parent bank holding company for the Bank. The Bank is an insured, North Carolina-chartered bank that began banking operations on June 22, 1998. On September 1, 2005, we completed a corporate reorganization and share exchange in which the Bank became our wholly-owned bank subsidiary. Upon completion of the reorganization, each of the 3,586,518 (restated for a 5% stock dividend effective June 30, 2006) outstanding shares of the Bank’s $3.50 par value common stock was converted into and exchanged for one newly issued share of our $3.50 par value common stock.

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

Effective on October 1, 2006, our corporate name was changed from Bank of Wilmington Corporation to Cape Fear Bank Corporation, and the corporate name of our banking subsidiary was changed from Bank of Wilmington to Cape Fear Bank.

Our headquarters and operations are located in Wilmington, North Carolina and we engage in a general, community-oriented commercial and consumer banking business. Our deposits are insured by the FDIC to the maximum amount permitted by law. Our Internet website address is www.capefearbank.com.

On October 4, 2005, in order to increase the Bank’s regulatory capital, we formed a new unconsolidated wholly-owned subsidiary, BKWW Statutory Trust I (the “Trust”), a Delaware statutory trust, that issued $10.0 million in trust preferred securities. We issued $10.3 million of our junior subordinated debentures to the Trust in connection with that transaction.

We currently have no operations and conduct no business on our own other than owning all the outstanding common stock of the Bank and supporting its business, and owning all the outstanding common securities of the Trust.

Business Offices

We have five full-service banking offices. Our Main Office and Pine Valley Office are located in Wilmington, North Carolina, in New Hanover County, at 1117 Military Cutoff Road and 3702 South College Road, respectively. Our Hampstead Office is located in Hampstead Station Shopping Center at 14572 U.S. Highway 17 in Hampstead, North Carolina, which is in Pender County. The temporary Surf City Office opened in April 2006 and moved to its permanent location in October 2006 located at 13500 Highway 50, Suite 101 in Surf City, North Carolina, also in Pender County. Also, the Waterford Office, a new full-service banking office opened in April 2006 as well, is located at 503 Olde Waterford Way, Suite 104 in Leland, North Carolina, in Brunswick County. We have another full-service banking office, currently being renovated, located at 4008 Oleander Drive in Wilmington, North Carolina, in New Hanover County, that is anticipated to open in the second quarter of 2007. We also have a new full- service banking facility planned in the second quarter of 2007 for the Sunset Beach community in Brunswick County.

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

Lending Activities

General. We make a variety of types of consumer and commercial loans to individuals and small- and medium-sized businesses for various personal and business purposes, including term and installment loans, equity lines of credit, and overdraft checking credit. For financial reporting purposes, our loan portfolio generally is divided into real estate loans, home equity lines of credit, commercial loans, and consumer loans. Those categories are discussed further below. We also make credit card services available to our customers through a correspondent bank. On December 31, 2006, we had no agricultural purpose loans.

Statistical information regarding our loan portfolio is contained in this Report under the captions “Statistical Data” and “Item 7, Management’s Discussion and Analysis.”

Real Estate-Secured Loans. Our real estate loan classification includes loans secured by real estate (other than home equity lines of credit described below) which are made to purchase, construct or improve residential or commercial real estate, for real estate development purposes, and for various other commercial and consumer purposes (whether or not those purposes are related to our real estate collateral). On December 31, 2006, loans amounting to approximately 85.7% of our loan portfolio were classified as real estate loans. Of those loans, loans totaling approximately 28.1% of our loan portfolio were classified as commercial real estate loans, 47.1% were classified as construction loans, and 10.5% were secured by one-to-four family residences. We do not make long-term residential mortgage loans ourselves, but we originate loans of that type which are closed in the name of and funded by other lenders. That arrangement permits us to make that loan product available to our customers and generate fee income but avoid risks associated with holding loans of that type in our loan portfolio.

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

Home Equity Lines of Credit. Our home equity lines of credit include lines of credit which generally are used for consumer purposes and which also are secured by first or junior liens on residential real property. Our commitment on each line is for a term of 15 years. During the terms of the lines of credit, borrowers may pay accrued interest only (calculated at variable interest rates), and outstanding principal balances are due in full at the maturity of the lines. On December 31, 2006, our home equity lines of credit amounted to approximately 9.2% of our loan portfolio.

Commercial Loans. Our commercial loan classification includes loans to individuals and small- and medium-sized businesses for working capital, equipment purchases, and various other business purposes, but that classification excludes any such loan that is secured by real estate. These loans generally are secured by inventory, equipment or similar assets, but they also may be made on an unsecured basis. On December 31, 2006, our commercial loans made up approximately 4.4% of our loan portfolio. In addition to loans which are classified on our books as commercial loans, as described above, many of our loans included in the real estate loan classification were made for commercial purposes but are classified as real estate loans on our books because they are secured by first or junior liens on real estate. Commercial loans may be made at variable or fixed rates of interest. However, any loan which has a maturity or amortization schedule of longer than five years normally would be made at an interest rate that varied with our prime lending rate and would include contractual provisions which allowed us to call the loan in full, or provide for a “balloon” payment in full, at the end of a period of no more than five years.

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

Consumer Loans. Our consumer loans consist primarily of loans for various consumer purposes, as well as the outstanding balances on non-real estate secured consumer revolving credit accounts. These loans made up approximately 0.7% of our loan portfolio on December 31, 2006. A majority of these loans are secured by liens on various personal assets of the borrowers, but they also may be made on an unsecured basis. Additionally, our real estate loans include loans secured by first or junior liens on real estate which were made for consumer purposes unrelated to the real estate collateral. Consumer loans generally are made at fixed interest rates and with maturities or amortization schedules which generally do not exceed five years. However, consumer-purpose loans secured by real estate (and, thus, classified as real estate loans as described above) may be made for terms of up to 20 years but under terms which allow us to call the loan in full, or provide for a “balloon” payment, at the end of a period of no more than five years.

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

Our Board of Directors has established levels of lending authority based upon our aggregate credit exposure to a borrower as well as the secured, or unsecured, status of the proposed loan. A loan that is within a loan officer’s authority may be approved by that officer. A loan that involves an aggregate credit exposure of up to $1.0 million that is secured by real estate, (including prior liens), a loan not exceeding $200 thousand that is secured by other collateral, or a loan not exceeding $200 thousand that is unsecured, may be approved either by our Chief Executive Officer, our Chief Credit Officer or our Chief Banking Officer.

The Internal Loan Committee consisting of our Chief Executive Officer, our Chief Credit Officer, our Chief Banking Officer, and two Business Banking or Retail Banking Officers (with a required minimum of two Executive Officers present) may approve loans secured by real estate with an aggregate credit exposure of up to $1.8 million for new relationships and up to $2.8 million for existing relationships, including prior liens. The Internal Loan Committee’s loan authority is $800 thousand for loans secured by other collateral, including prior liens, and $500 thousand for unsecured loans.

The Loan Renewal Committee consists of our Chief Credit Officer and our Chief Banking Officer. This committee approves renewals for existing loans that have no prior approval restrictions. The purpose of this committee is to allow for: reviews of upcoming renewals, the discussion of relevant documentation required for approval, and the discussion with the loan officer on what is required to renew the loan. The committee’s loan renewal authority is $1.0 million for loans secured by real estate, including prior liens, with aggregate credit exposure not exceeding $2.8 million, including prior liens.

The committee’s loan renewal authority for all other collateral secured and unsecured loans may not exceed $400 thousand, including prior liens.

The Directors Loan Committee consists of three outside directors and our Chief Executive Officer. This committee approves loans whose aggregate credit exposure is over $2.8 million but not exceeding the Bank’s legal lending limit (approximately $6.1 million, currently). The actions of this committee require the participation of at least two of the three outside directors. Any loans or renewals for bank directors must be approved by the Board of Directors. The Board of Directors reviews a monthly list of all loans made during the month.

When a loan is proposed, our automated loan system assigns a grade to the loan based on various underwriting and other criteria. The loan grade is confirmed by the lender and reviewed by Credit Administration for concurrence. Any proposed loan that grades fall below the threshold set by our Board of Directors must be reviewed by our Chief Credit Officer before it can be made, regardless of whether the loan amount is within the loan officer’s approval authority. The grades assigned to loans by the system indicate the level of ongoing review and attention that are required to protect our position and to reduce loss exposure.

After funding, all loans are reviewed by Credit Administration to ensure adequate documentation, compliance with regulatory requirements, and that all loan underwriting criteria is met. All loans with an aggregate credit exposure over $1.0 million are ultimately reviewed in detail by the Board of Directors. Thereafter, these loans are reviewed at least annually by the loan officer who originated the loan, and those reviews are then monitored by Credit Administration. Loans with an aggregate credit exposure of less than $1.0 million will be reviewed, as assigned, by Credit Administration based on the amount of the loan, the type of collateral, documentation requirements, and other criteria. These reviews will then be submitted to the Board of Directors in a summary format. In addition, we retain the services of an independent credit risk management consultant who, on at least an annual basis, will review problem loans, a random sampling of performing loans with larger aggregate credit exposures, and selected other loans.

During the life of each loan, the grade is reviewed and validated or modified to reflect changes in circumstances and risk. Loans generally are placed in a non-accrual status if they become 90 days past due or whenever we believe that collection has become doubtful. Loans are charged off when the collection of principal and interest has become doubtful and the loans no longer can be considered sound collectible assets (or, in the case of unsecured loans, when they become 90 days past due).

Allowance for Loan Losses. Our Board of Directors reviews all impaired loans at least monthly, and our management meets regularly to review asset quality trends and to discuss loan policy issues. Based on these reviews and our current judgments about the credit quality of our loan portfolio and other relevant internal and external factors, we have established an allowance for loan losses. The adequacy of the allowance is assessed by our management and reviewed by our Board of Directors each month. On December 31, 2006, our allowance was $4.5 million and amounted to approximately 1.36% of our total loans and approximately 1296.00% of our nonperforming loans.

On December 31, 2006, our nonperforming loans amounted to approximately $350 thousand and consisted solely of our nonaccruing loans. On that date, we had no loans that were 90 days or more past due but still accruing interest, and we had $616 thousand in other real estate owned.

Deposit Activities

Our deposit services include business and individual checking accounts, savings accounts, NOW accounts, certificates of deposit and money market checking accounts. We monitor our competition in order to keep the rates paid on our deposits at a competitive level. On December 31, 2006, our transaction accounts and noninterest-bearing accounts equaled approximately 14.8% and 9.4%, respectively, of our total deposits, and our time deposits of $100 thousand or more amounted to approximately

$131.0 million, or approximately 37.1% of our total deposits. The majority of our deposits are derived from within our banking market. However, we also market certificates of deposit through the advertising of our deposit rates on the Internet and obtain funds through deposit brokers, and we have a significant amount of out-of-market deposits that were generated in that manner. Although we accept these deposits primarily for liquidity purposes, we also use them to manage our interest rate risk. On December 31, 2006, our out-of-market deposits amounted to approximately $94.4 million, or approximately 26.7% of our total deposits and approximately 35.2% of our total certificates of deposit.

Statistical information regarding our deposit accounts is contained in this Report under the captions “Statistical Data” and “Item 7, Management’s Discussion and Analysis.”

Investment Portfolio

On December 31, 2006, our investment portfolio totaled approximately $69.6 million and included municipal securities, corporate bonds, mortgage-backed securities guaranteed by GNMA or issued by FNMA and FHLMC, (including collateralized mortgage obligations), and securities issued by a U.S. government-sponsored agency. We have classified all of our securities as “available for sale,” and we analyze the portfolio’s performance at least quarterly. Our securities have various interest rate features, maturity dates and call options.

Statistical information regarding our investment portfolio is contained in this Report under the captions “Statistical Data” and “Item 7, Management’s Discussion and Analysis.”

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

Interest rates, both on loans and deposits, and prices of fee-based services are significant competitive factors among financial institutions generally. Other important competitive factors include office location, office hours, the quality of customer service, community reputation, continuity of personnel and services, and, in the case of larger commercial customers, relative lending limits and the ability to offer sophisticated cash management and other commercial banking services. Many of our competitors have greater resources, broader geographic markets, more extensive branch networks, and higher lending limits than we do. They also can offer more products and services and can better afford and make more effective use of media advertising, support services and electronic technology than we can. In terms of assets, we are one of the smaller commercial banks in North Carolina, and there is no assurance that we will be or continue to be an effective competitor in our banking market. However, we believe that community banks can compete successfully by providing personalized service and making timely, local decisions, and that further consolidation in the banking industry is likely to create additional opportunities for community banks to capture deposits from affected customers who may become dissatisfied as their financial institutions grow larger. Additionally, we believe that the continued growth of our banking market affords an opportunity to capture new deposits from new residents.

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

Employees

On March 15, 2007, we employed 92 full-time employees (including our executive officers) and 8 part-time employees. Our employees are not represented by a collective bargaining unit, and we consider our relations with our employees to be good.

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

Regulation of Bank Holding Companies. Cape Fear Bank Corporation is a North Carolina business corporation that operates as a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”). We are subject to supervision and examination by, and the regulations and reporting requirements of, the Federal Reserve Board (the “FRB”). Under the BHCA, a bank holding company’s activities are limited to banking, managing or controlling banks, or engaging in other activities the FRB determines are closely related and a proper incident to banking or managing or controlling banks.

Under the BHCA, a bank holding company’s activities are limited to banking, managing or controlling banks, or engaging in any other activities which the FRB determines to be closely related, and a proper incident, to banking or managing or controlling banks. Bank holding companies may elect to be regulated as “financial holding companies” if all their financial institution subsidiaries are and remain well capitalized and well managed as described in the FRB’s regulations and have a satisfactory record of compliance with the Community Reinvestment Act. In addition to the activities that are permissible for bank holding companies, financial holding companies are permitted to engage in additional activities that are determined by the FRB, in consultation with the Secretary of the Treasury, to be financial in nature or incidental to a financial activity, or that are complementary to a financial activity and do not pose a substantial risk to the safety and soundness of depository institutions, or the financial system generally, as determined by the FRB.

The BHCA prohibits a bank or financial holding company from acquiring direct or indirect control of more than 5.0% of the outstanding voting stock, or substantially all of the assets, of any financial institution, or merging or consolidating with another bank holding company or savings bank holding company, without the prior approval of or, under specified circumstances, notice to, the FRB. Additionally, the BHCA generally prohibits banks or financial holding companies from acquiring ownership or control of more than 5.0% of the outstanding voting stock of any company that engages in an activity other than one that is permissible for the holding company. In approving an application to engage in a nonbanking activity, the FRB must consider whether that activity can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

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

Regulation of the Bank. Cape Fear Bank is an insured, North Carolina-chartered bank. Its deposits are insured under the FDIC’s Deposit Insurance Fund (“DIF”), and it is subject to supervision and examination by, and the regulations and reporting requirements of, the FDIC and the North Carolina Commissioner of Banks (the “Commissioner”). The FDIC and the Commissioner are its primary federal and state banking regulators. The Bank is not a member bank of the Federal Reserve System.

As an insured bank, the Bank is prohibited from engaging as principal in any activity that is not permitted for national banks unless (1) the FDIC determines that the activity or investment would not pose a significant risk to the DIF, and (2) the Bank is, and continues to be, in compliance with the capital standards that apply to it. The Bank also is prohibited from directly acquiring or retaining any equity investment of a type or in an amount that is not permitted for national banks.

The FDIC and the Commission regulate all areas of the Bank’s business, including its reserves, mergers, payment of dividends and other aspects of its operations. They conduct regular examinations of the Bank, and the Bank must furnish periodic reports to the FDIC and the Commissioner containing detailed financial and other information about its affairs. The FDIC and the Commissioner have broad powers to enforce laws and regulations that apply to the Bank and to require the Bank to correct conditions that affect its safety and soundness. Among others, these powers include issuing cease and desist orders, imposing civil penalties, and removing officers and directors, and their ability otherwise to intervene in the Bank’s operation if their examinations of the Bank, or the reports it files, reflect a need for them to do so.

The Bank’s business also is influenced by prevailing economic conditions and governmental policies, both foreign and domestic, and, though it is not a member bank of the Federal Reserve System, by the monetary and fiscal policies of the FRB. The FRB’s actions and policy directives determine to a significant degree the cost and availability of funds the Bank obtains from money market sources for lending and investing, and they also influence, directly and indirectly, the rates of interest the Bank pays on time and savings deposits and the rates it charges on commercial bank loans.

Powers of the FDIC in Connection with the Insolvency of an Insured Depository Institution. Under the Federal Deposit Insurance Act (the “FDIA”), if any insured depository institution becomes insolvent and the FDIC is appointed as its conservator or receiver, the FDIC may disaffirm or repudiate any contract or lease to which the institution is a party which it determines to be burdensome, and the disaffirmance or repudiation of which is determined to promote the orderly administration of the institution’s affairs. The disaffirmance or repudiation of any of our obligations would result in a claim of the holder of that obligation against the conservatorship or receivership. The amount paid on that claim would depend upon, among other factors, the amount of conservatorship or receivership assets available for the payment of unsecured claims and the priority of the claim relative to the priority of other unsecured creditors and depositors.

In its resolution of the problems of an insured depository institution in default or in danger of default, the FDIC generally is required to satisfy its obligations to insured depositors at the least possible cost to the deposit insurance funds. In addition, the FDIC may not take any action that would have the effect of increasing the losses to the deposit insurance funds by protecting depositors for more than the insured portion of deposits (generally $100,000 per depositor) or creditors other than depositors. The FDIA authorizes the FDIC to settle all uninsured and unsecured claims in the insolvency of an insured bank by making a final settlement payment after the declaration of insolvency as full payment and disposition of the FDIC’s obligations to claimants. The rate of the final settlement payments will be a percentage rate determined by the FDIC reflecting an average of the FDIC’s receivership recovery experience.

Gramm-Leach-Bliley Act. The federal Gramm-Leach-Bliley Act enacted in 1999 (the “GLB Act”) dramatically changed various federal laws governing the banking, securities and insurance industries. The GLB Act permits bank holding companies to become “financial holding companies” and, in general (1) expanded opportunities to affiliate with securities firms and insurance companies; (2) overrode certain state laws that would prohibit certain banking and insurance affiliations; (3) expanded the activities in which banks and bank holding companies may participate; (4) required that banks and bank holding companies engage in some activities only through affiliates owned or managed in accordance with certain requirements; and (5) reorganized responsibility among various federal regulators for oversight of certain securities activities conducted by banks and bank holding companies. The GLB Act has expanded opportunities for banks and bank holding companies to provide services and engage in other revenue-generating activities that previously were prohibited to them. However, while this expanded authority would permit us to engage in additional activities, it also presents us with challenges as our larger competitors continue to expand their services and products into areas that are not feasible for smaller, community-oriented financial institutions.

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

Under North Carolina law, the Bank may pay dividends only from its undivided profits. However, if the Bank’s surplus is less than 50% of its paid-in capital stock, then the Bank’s directors may not declare any cash dividend until it has transferred from undivided profits to surplus 25% of its undivided profits or any lesser percentage necessary to raise its surplus to an amount equal to 50% of its paid-in capital stock.

In addition to the restrictions described above, other state and federal statutory and regulatory restrictions apply to the Bank’s payment of cash dividends. As an insured depository institution, federal law prohibits the Bank from making any capital distributions, including the payment of a cash dividend if it is, “undercapitalized” (as that term is defined in the Federal Deposit Insurance Act) or after making the distribution, would become undercapitalized. The FDIC has indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level also would be an unsafe and unsound banking practice. The FDIC has issued policy statements that provide that insured banks generally should pay dividends only from their current operating earnings, and, under the FDIA, no dividend may be paid by an insured bank while it is in default on any assessment due the FDIC. If the FDIC believes that we are engaged in, or about to engage in, an unsafe or unsound practice, the FDIC may require, after notice and hearing, that we cease and desist from that practice. The Bank’s payment of dividends also could be affected or limited by other factors, such as events or circumstances which lead the FDIC to require (as further described below) that it maintain capital in excess of regulatory guidelines.

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

Capital Adequacy. We and the Bank are required to comply with the FRB’s and FDIC’s capital adequacy standards for bank holding companies and insured banks. The FRB and FDIC have issued risk-based capital and leverage capital guidelines for measuring capital adequacy, and all applicable capital standards must be satisfied for us or the Bank to be considered in compliance with regulatory capital requirements.

Under the risk-based capital measure, the minimum ratio (“Total Capital Ratio”) of our total capital (“Total Capital”) to our risk-weighted assets (including various off-balance-sheet items, such as standby letters of credit) is 8.0%. At least half of Total Capital must be composed of “Tier 1 Capital.” Tier 1 Capital includes common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and various other intangible assets. The remainder of Total Capital may consist of “Tier 2 Capital” which includes certain subordinated debt, certain hybrid capital instruments and other qualifying preferred stock, and a limited amount of loan loss reserves. A bank or bank holding company that does not satisfy minimum capital requirements may be required to adopt and implement a plan acceptable to its federal banking regulator to achieve an adequate level of capital.

Under the leverage capital measure, the minimum ratio (“Leverage Capital Ratio”) of Tier 1 Capital to average assets, less goodwill and various other intangible assets, generally is 3.0% for entities that meet specified criteria, including having the highest regulatory rating. All other entities generally are required to maintain an additional cushion of 100 to 200 basis points above the stated minimum. The guidelines also provide that banks experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum levels without significant reliance on intangible assets, and a bank’s “Tangible Leverage Ratio” (determined by deducting all intangible assets) and other indicators of a bank’s capital strength also are taken into consideration by banking regulators in evaluating proposals for expansion or new activities.

The FRB and FDIC also consider interest rate risk (arising when the interest rate sensitivity of our assets does not match the sensitivity of our liabilities or off-balance-sheet position) in the evaluation of our capital adequacy. Banks with excessive interest rate risk exposure are required to hold additional amounts of capital against their exposure to losses resulting from that risk. The regulators also require banks to incorporate market risk components into their risk-based capital. Under these market risk requirements, capital is allocated to support the amount of market risk related to a bank’s trading activities.

Our capital categories are determined solely for the purpose of applying the “prompt corrective action” rules described below and they are not necessarily an accurate representation of our overall financial condition or prospects for other purposes. A failure to meet the capital guidelines could subject us to a variety of enforcement actions under those rules, including the issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and other restrictions on our business. As described below, the FDIC also can impose other substantial restrictions on banks that fail to meet applicable capital requirements.

Prompt Corrective Action. Federal law establishes a system of prompt corrective action to resolve the problems of undercapitalized banks. Under this system, the FDIC has established five capital categories (“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized”) and is required to take various mandatory supervisory actions, and is authorized to take other discretionary actions, with respect to banks in the three undercapitalized categories. The severity of any such actions taken will depend upon the capital category in which a bank is placed. Generally, subject to a narrow exception, current federal law requires the FDIC to appoint a receiver or conservator for a bank that is critically undercapitalized.

Under the FDIC’s prompt corrective action rules, a bank that (1) has a Total Capital Ratio of 10.0% or greater, a Tier 1 Capital Ratio of 6.0% or greater, and a Leverage Ratio of 5.0% or greater, and (2) is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the FDIC, is considered to be “well capitalized.” A bank with a Total Capital Ratio of 8.0% or greater, a Tier 1 Capital Ratio of 4.0% or greater, and a Leverage Ratio of 4.0% or greater, is considered to be “adequately capitalized.” A bank that has a Total Capital Ratio of less than 8.0%, a Tier 1 Capital Ratio of less than 4.0%, or a Leverage Ratio of less than 4.0%, is considered to be “undercapitalized.” A bank that has a Total Capital Ratio of less than 6.0%, a Tier 1 Capital Ratio of less than 3.0%, or a Leverage Ratio of less than 3.0%, is considered to be “significantly undercapitalized,” and a bank that has a tangible equity capital to assets ratio equal to or less than 2.0% is deemed to be “critically undercapitalized.” For purposes of these rules, the term “tangible equity” includes core capital elements counted as Tier 1 Capital for purposes of the risk-based capital standards, plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus all intangible assets (with various exceptions). A bank may be considered to be in a capitalization category lower than indicated by its actual capital position if it receives an unsatisfactory examination rating.

If a bank becomes “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” is required to submit an acceptable capital restoration plan to the FDIC. An “undercapitalized” bank also is generally prohibited from increasing its average total assets, making acquisitions, establishing new branches, or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. Also, the FDIC may treat an “undercapitalized” bank as being “significantly undercapitalized” if it determines that those actions are necessary to carry out the purpose of the law.

The following table lists our consolidated capital ratios at December 31, 2006. On that date, our capital ratios were at levels to qualify us and the Bank as “well capitalized” under regulatory guidelines.

	Minimum required ratios	Required to be “well capitalized”	Our capital ratios
Risk-based capital ratios: Leverage Capital Ratio (Tier 1 Capital to average assets)	3.0%	5.0%	9.2%
Tier I Capital Ratio (Tier 1 Capital to risk-weighted assets)	4.0%	6.0%	10.1%
Total Capital Ratio (Total Capital to risk-weighted assets	8.0%	10.0%	11.8%

Reserve Requirements. Under the FRB’s regulations, all FDIC-insured depository institutions must maintain average daily reserves against their transaction accounts. No reserves are required to be maintained on the first $8.5 million of transaction accounts, but reserves equal to 3.0% must be maintained on the aggregate balances of those accounts between $8.5 million and $45.8 million, and reserves equal to 10.0% must be maintained on aggregate balances in excess of $45.8 million. The FRB may adjust these percentages from time to time. Because the Bank’s reserves are required to be maintained in the form of vault cash or in a non-interest-bearing account at a Federal Reserve Bank, one effect of the reserve requirement is to reduce the amount of our interest-earning assets.

Federal Deposit Insurance Reform. The Federal Deposit Insurance Reform Act of 2005 (“FDIRA”), as implemented through rules adopted by the FDIC, has changed the federal deposit insurance system by:

•	raising the coverage level for certain retirement accounts to $250,000;

•	indexing deposit insurance coverage levels for inflation beginning in 2010;

•	prohibiting undercapitalized financial institutions from accepting employee benefit plan deposits;

•	merging the Bank Insurance Fund and Savings Association Insurance Fund into a new Deposit Insurance Fund (the “DIF”); and

•	providing credits to financial institutions that capitalized the FDIC prior to 1996 to offset future assessment premiums.

FDIRA also authorized the FDIC to revise the current risk-based assessment system, subject to notice and comments, and caps the amount of the DIF at 1.50% of domestic deposits. The FDIC must issue cash dividends, awarded on a historical basis, for the amount of the DIF over the 1.50% ratio. Additionally, if the DIF exceeds 1.35% of domestic deposits at year-end, the FDIC must issue cash dividends, awarded on a historical basis, for half of the amount of the excess.

FDIC Insurance Assessments. Under FDIRA, the FDIC uses a revised risk-based assessment system to determine the amount of the Bank’s deposit insurance assessment based on an evaluation of the probability that the Deposit Insurance Fund will incur a loss with respect to the Bank. That evaluation takes into consideration risks attributable to different categories and concentrations of the Bank’s assets and liabilities and any other factors the FDIC considers to be relevant, including information obtained from the Commissioner. A higher assessment rate results in an increase in the assessments paid by the Bank to the FDIC for deposit insurance

Under the FDIA, the FDIC may terminate the Bank’s deposit insurance if it finds that the Bank engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated applicable laws, regulations, rules or orders.

The FDIC is responsible for maintaining the adequacy of the DIF, and the amount the Bank pays for deposit insurance is influenced not only by the assessment of the risk it poses to the DIF, but also by the adequacy of the insurance fund at any time to cover the risk posed by all insured institutions. FDIC insurance assessments could be increased substantially in the future if the FDIC finds such an increase to be necessary in order to adequately maintain the insurance fund.

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

Interstate Banking and Branching. The BHCA, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking Law”), permits adequately capitalized and managed bank holding companies to acquire control of the assets of banks in any state. Acquisitions are subject to antitrust provisions that cap at 10.0% the portion of the total deposits of insured depository institutions in the United States that a single bank holding company may control, and generally cap at 30.0% the portion of the total deposits of insured depository institutions in a state that a single bank holding company may control. Under certain circumstances, states have the authority to increase or decrease the 30.0% cap, and states may set minimum age requirements of up to five years on target banks within their borders.

Subject to certain conditions, the Interstate Banking Law also permits interstate branching by allowing a bank in one state to merge with a bank located in a different state. Each state was allowed to accelerate the effective date for interstate mergers by adopting a law authorizing such transactions prior to June 1, 1997, or it could “opt out” and thereby prohibit interstate branching by enacting legislation to that effect prior to that date. The Interstate Banking Law also permits banks to establish branches in other states by opening new branches or acquiring existing branches of other banks, provided the laws of those other states specifically permit that form of interstate branching. North Carolina has adopted statutes which, subject to conditions, authorize out-of-state bank holding companies and banks to acquire or merge with North Carolina banks and to establish or acquire branches in North Carolina.

Restrictions on Transactions with Affiliates. The Bank is subject to the provisions of Section 23A and 23B of the Federal Reserve Act which restrict a bank’s ability to enter into certain types of transactions with its “affiliates,” including its parent holding company or any subsidiaries of its parent company. Section 23A places limits on the amount of:

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

Transactions of the type described above are limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Bank also must comply with other provisions designed to avoid the taking of low-quality assets from an affiliate.

The Bank also is subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits a bank or its subsidiaries generally from engaging in transactions with its affiliates unless the transactions are on terms substantially the same, or at least as favorable to the bank or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

Federal law also places restrictions on our ability to extend credit to our executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

USA Patriot Act of 2001. The USA Patriot Act of 2001 is intended to strengthen the ability of U.S. law enforcement and the intelligence community to work cohesively to combat terrorism on a variety of fronts. The impact of the Act on financial institutions of all kinds is significant and wide ranging. The Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including standards for verifying customer identification when accounts are opened, and rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 is sweeping federal legislation addressing accounting, corporate governance and disclosure issues. The Act applies to all public companies and imposed significant new requirements for public company governance and disclosure requirements. Some of the provisions of the Act became effective immediately while others are still in the process of being implemented.

In general, the Sarbanes-Oxley Act mandated important new corporate governance and financial reporting requirements intended to enhance the accuracy and transparency of public companies’ reported financial results. It established new responsibilities for corporate chief executive officers, chief financial officers and audit committees in the financial reporting process, and it created a new regulatory body to oversee auditors of public companies. It backed these requirements with new SEC enforcement tools, increased criminal penalties for federal mail, wire and securities fraud, and created new criminal penalties for document and record destruction in connection with federal investigations. It also increased the opportunity for more private litigation by lengthening the statute of limitations for securities fraud claims and providing new federal corporate whistleblower protection.

The Act also required that the various securities exchanges, including The Nasdaq Stock Market, prohibit the listing of the stock of an issuer unless that issuer complies with various new corporate governance requirements imposed by the exchanges, including the requirement that various corporate matters (including executive compensation and board nominations) be approved, or recommended for approval by the issuer’s full board of directors, by directors of the issuer who are “independent” as defined by the exchanges’ rules or by committees made up of “independent” directors. Because our common stock is “listed” on The Nasdaq Capital Market, we are subject to those provisions of the Act and to the corporate governance requirements of The Nasdaq Stock Market

The economic and operational effects of the Sarbanes-Oxley Act on public companies, including us, have been and will continue to be significant in terms of the time, resources and costs associated with compliance. Because the Act, for the most part, applies equally to larger and smaller public companies, we have been and will continue to be presented with additional challenges as a smaller, community-oriented financial institution seeking to compete with larger financial institutions in our market.

Available Information

Copies of reports we file electronically with the Securities and Exchange Commission, including copies of our Annual Reports on Form 10-K, Quarterly Reports on form 10-Q, Current Reports on Form 8-K, and amendments to those reports, are available free of charge through the Bank’s Internet website as soon as reasonably practicable after they are filed. The Bank’s website address is www.capefearbank.com.

Statistical Data

The following tables contain statistical data regarding our loans, deposits, investment and business.

Cape Fear Bank Corporation

Table 1

Average Balances and Net Interest Income

($ in thousands)

	Year Ended December 31, 2006			Year Ended December 31, 2005			Year Ended December 31, 2004
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Loans, gross (1)	$311,226	$24,857	7.99%	$217,604	$14,728	6.77%	$130,734	$7,663	5.86%
Investment securities	59,578	2,816	4.73%	35,326	1,453	4.11%	21,697	855	3.94%
Other	15,519	523	3.37%	9,739	231	2.37%	6,973	78	1.12%

Total interest-earning assets	386,323	28,196	7.30%	262,669	16,412	6.25%	159,404	8,596	5.39%

Other assets	9,949			8,589			4,816

Total assets	$396,272			$271,258			$164,220

Interest-bearing liabilities:
Deposits:
NOW and Money Market	$42,502	$1,503	3.54%	$31,780	$605	1.90%	$27,038	$259	0.96%
Savings	5,071	177	3.49%	2,826	14	0.50%	1,808	8	0.44%
Time Deposits	254,313	11,800	4.64%	168,090	5,702	3.39%	97,793	2,378	2.43%
Borrowed funds	24,808	1,152	4.64%	19,442	792	4.07%	5,527	97	1.76%
Trust Preferred-Sub Debentures	10,310	670	6.50%	—	—	0.00%	—	—	0.00%

Total interest-bearing liabilities	337,004	15,302	4.54%	222,138	7,113	3.20%	132,166	2,742	2.07%

Non-interest-bearing deposits	32,487			24,127			13,717
Other liabilities	1,138			826			534
Stockholders' equity	25,643			24,167			17,803

Total liabilities and stockholders' equity	$396,272			$271,258			$164,220

Net interest income and interest rate spread (2)		$12,894	2.76%		$9,299	3.05%		$5,854	3.32%

Net yield on average interest-earning assets (3)			3.34%			3.54%			3.67%

Ratio of average interest-earning assets to average interest-bearing liabilities	114.63%			118.25%			120.61%

(1)	Average loans include non-accruing loans and loans held for sale
(2)	Interest rate spread equals the earning asset yield minus the interest-bearing liability rate
(3)	Net interest margin is computed by dividing net interest income by total earning assets

Cape Fear Bank Corporation

Table 2

Volume and Rate Variance Analysis

(In Thousands)

	Year Ended December 31, 2006 vs. 2005			Year Ended December 31, 2005 vs. 2004
	Increase (Decrease) Due to			Increase (Decrease) Due to

	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans, gross (1)	$6,907	$3,222	$10,129	$5,486	$1,579	$7,065
Investment securities	1,072	291	1,363	549	49	598
Other	166	126	292	48	105	153

Total interest income	8,145	3,639	11,784	6,083	1,733	7,816

Interest expense:
Deposits
NOW and Money Market	292	606	898	68	278	346
Savings	45	118	163	5	1	6
Time deposits	3,463	2,635	6,098	2,047	1,277	3,324
Borrowed funds	234	126	360	406	289	695
Trust Preferred - Sub Debentures	335	335	670	—	—	—

Total interest expense	4,369	3,820	8,189	2,526	1,845	4,371

Net interest income increase (decrease)	$3,776	$(181)	$3,595	$3,557	$(112)	$3,445

Cape Fear Bank Corporation

Table 3

Non-Interest Income

(In thousands)

	Year Ended December 31,
	2006	2005	2004
Service fees and charges	$621	$644	$540
Increase in cash surrender value of life insurance	196	199	97

Core noninterest income	817	843	637
Securities (losses), net	(60)	(10)	(5)
Gain on disposal of foreclosed assets	—	8	—
Other noninterest income	336	207	114

Total non-interest income	$1,093	$1,048	$746

Cape Fear Bank Corporation

Table 4

Non-Interest Expenses

(In thousands)

	Year Ended December 31,
	2006	2005	2004
Salaries	$3,689	$2,776	$2,251
Employee benefits	1,260	662	326

Total salaries and benefits	4,949	3,438	2,577
Occupancy expense	844	587	479
Equipment expense	689	390	303
Data processing	770	581	381
Office supplies, printing, and postage	152	92	76
Deposit and other insurance	110	81	50
Professional and other services	435	294	151
Advertising	549	322	246
Other	826	596	363

Total non-interest expenses	$9,324	$6,381	$4,626

Cape Fear Bank Corporation

Table 5

Contractual Obligations and Commitments

($ in thousands)

Contractual Obligations	Payments Due by Period
	Total	On Demand or Within 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Short-term borrowings	$3,000	$3,000	$—	$—	$—
Long-term debt	38,310	3,000	17,000	—	18,310
Operating leases	2,925	559	913	921	532

Total contractual cash obligations excluding deposits	44,235	6,559	17,913	921	18,842
Time deposits	268,080	219,929	38,534	9,617	—

Total contractual cash obligations	$312,315	$226,488	$56,447	$10,538	$18,842

	Amount of Commitment Expiration Per Period
Commercial Commitments	Total Amounts Committed	Within 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Lines of credit and loan commitments	$95,689	$69,249	$7,048	$11,566	$7,826

Commitments to sell loans held for sale	$—	$—	$—	$—	$—

Cape Fear Bank Corporation

Table 6

Interest Rate Sensitivity Analysis

($ in thousands)

	At December 31, 2006
	3 Months or Less	Over 3 Months to 12 Months	Total Within 12 Months	Over 12 Months	Total
Interest-earning assets:
Loans and loans held for sale	$227,550	$19,092	$246,642	$87,767	$334,409
Securities available for sale	944	2,733	3,677	65,888	69,565
Securities held to maturity	99	99	198	100	298
Other earning assets	3,720	—	3,720	—	3,720

Total interest-earning assets	$232,313	$21,924	$254,237	$153,755	$407,992

Interest-bearing liabilities
Fixed maturity deposits	$57,555	$162,374	$219,929	$48,151	$268,080
All other deposits	7,301	16,687	23,988	28,483	52,471
Borrowings	24,310	3,000	27,310	14,000	41,310

	$89,166	$182,061	$271,227	$90,634	$361,861

Interest sensitivity gap	$143,147	$(160,137)	$(16,990)	$63,121	$46,131
Cumulative interest sensitivity gap	143,147	(16,990)	(16,990)	46,131	46,131
Cumulative interest sensitivity gap as a percent of total interest-earning assets	35.09%	-4.16%	-4.16%	11.31%	11.31%
Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	260.54%	93.74%	93.74%	112.75%	112.75%

Cape Fear Bank Corporation

Table 7

Loan Portfolio Composition

($ in thousands)

	At December 31,
	2006		2005		2004		2003		2002
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Real Estate:
Construction loans	$157,689	47.15%	$116,633	41.86%	$48,655	29.95%	$25,804	24.82%	$21,591	24.64%
Commercial mortgage loans	93,970	28.10%	87,263	31.32%	68,254	42.01%	44,318	42.63%	33,378	38.08%
Home equity lines of credit	30,726	9.19%	24,286	8.72%	16,174	9.96%	11,480	11.04%	11,729	13.38%
Residential mortgage loans	35,044	10.48%	32,364	11.62%	15,430	9.50%	10,064	9.68%	9,810	11.19%

Total real estate loans	317,429	94.92%	260,546	93.52%	148,513	91.42%	91,666	88.17%	76,508	87.29%
Commercial and industrial loans	14,540	4.35%	14,512	5.21%	11,979	7.37%	9,326	8.97%	8,986	10.25%
Consumer loans	2,457	0.73%	3,546	1.27%	1,965	1.21%	2,976	2.86%	2,152	2.46%

Loans, gross	334,426	100.00%	278,604	100.00%	162,457	100.00%	103,968	100.00%	87,646	100.00%

Less allowance for loan losses	(4,536)		(3,510)		(2,106)		(1,661)		(1,481)
Less net deferred loan origination (fees) costs	(17)		(218)		(58)		74		95

Total loans, net	$329,873		$274,876		$160,293		$102,381		$86,260

Cape Fear Bank Corporation

Table 8

Loan Maturities

(In thousands)

	At December 31, 2006
	Due within one year	Due after one year but within five	Due after five years	Total
	Amount	Amount	Amount	Amount

By loan type:
Commercial and industrial loans	$6,496	$8,044	$—	$14,540
Construction loans	133,455	24,220	14	157,689
Commercial mortgage loans	17,396	73,835	2,739	93,970
Residential mortgage loans	14,798	20,059	187	35,044
Home equity lines of credit	7,190	13,350	10,186	30,726
Consumer loans	532	1,655	270	2,457

Total	$179,867	$141,163	$13,396	$334,426

By interest rate type:
Fixed rate loans		$112,219	$1,426	$113,645
Variable rate loans		28,944	11,970	40,914

		$141,163	$13,396	$154,559

The above table is based on contractual scheduled maturities. Early repayment of loans or renewals at maturity are not considered in this table.

Cape Fear Bank Corporation

Table 9

Nonperforming Assets

($ in thousands)

	At December 31,
	2006	2005	2004	2003	2002
Nonaccrual loans	$350	$1,174	$993	$866	$642
Past due 90 days or more and still accruing	—	—	—	—	—
Restructured loans	—	—	—	—	—

Total nonperforming loans	350	1,174	993	866	642
Repossessed Assets	—	—	—	—	—
Other real estate owned	616	—	195	—	152

Total nonperforming assets	$966	$1,174	$1,188	$866	$794

Accruing loans past due 90 days or more	$—	$—	$—	$—	$—
Allowance for loan losses	4,536	3,510	2,106	1,661	1,481
Nonperforming loans to year end loans	0.10%	0.42%	0.61%	0.83%	0.73%
Allowance for loan losses to year end loans	1.36%	1.26%	1.30%	1.60%	1.69%
Nonperforming assets to loans and other real estate	0.29%	0.42%	0.73%	0.83%	0.90%
Nonperforming assets to total assets	0.23%	0.34%	0.59%	0.67%	0.70%
Allowance for loan losses to nonperforming loans	1296.00%	298.98%	212.02%	191.80%	230.69%

Cape Fear Bank Corporation

Table 10

Allocation of the Allowance for Loan Losses

(In thousands)

	2006		2005		2004		2003		2002
	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)
Real estate loans:
Construction loans	$2,675	47.15%	$1,271	41.86%	$526	29.95%	$334	24.82%	$370	24.64%
Commercial mortgage loans	1,310	28.10%	1,019	31.32%	720	42.01%	556	42.63%	540	38.08%
Home equity lines of credit	27	9.19%	298	8.72%	206	9.96%	133	11.04%	170	13.38%
Residential mortgage loans	131	10.48%	321	11.62%	222	9.50%	121	9.68%	148	11.19%

Total real estate loans	4,143	94.92%	2,909	93.52%	1,674	91.42%	1,144	88.17%	1,228	87.29%
Commercial and industrial loans	286	4.35%	410	5.21%	303	7.37%	320	8.97%	167	10.25%
Consumer loans	38	0.73%	38	1.27%	48	1.21%	45	2.86%	61	2.46%

Subtotal	4,467		3,357		2,025		1,509		1,456
Unallocated loss allowance	69		153		81		152		25

Total	$4,536	100.00%	$3,510	100.00%	$2,106	100.00%	$1,661	100.00%	$1,481	100.00%

(1)	Represents total of all outstanding loans in each category as a percent of total loans outstanding

Cape Fear Bank Corporation

Table 11

Loan Loss and Recovery Experience

($ in thousands)

	At or for the Year Ended December 31,
	2006	2005	2004	2003	2002
Loans outstanding at the end of the year	$334,409	$278,386	$162,399	$104,042	$87,741

Average loans outstanding during the year	$311,226	$217,604	$130,734	$92,269	$86,144

Allowance for loan losses at beginning of year	$3,510	$2,106	$1,661	$1,481	$1,165
Provision for loan losses	1,340	1,499	892	291	575

	4,850	3,605	2,553	1,772	1,740

Loans charged off:
Real estate-mortgage	—	—	(50)	(44)	(69)
Home equity lines of credit	(92)	(43)	(32)	—	—
Commercial and industrial loans	(292)	(131)	(415)	(43)	(189)
Consumer loans	(23)	(10)	(6)	(91)	(19)

Total charge-offs	(407)	(184)	(503)	(178)	(277)

Recoveries of loans previously charged off:
Real estate-mortgage	4	4	11	43	7
Home equity lines of credit	—	74	—	—	—
Commercial and industrial loans	84	10	42	13	9
Consumer loans	5	1	3	11	2

Total recoveries	93	89	56	67	18

Net charge-offs	(314)	(95)	(447)	(111)	(259)

Allowance for loan losses at end of year	$4,536	$3,510	$2,106	$1,661	$1,481

Ratios:
Net charge-offs as a percent of average loans	0.10%	0.04%	0.34%	0.12%	0.30%
Allowance for loan losses as a percent of loans at end of year	1.36%	1.26%	1.30%	1.60%	1.69%

Cape Fear Bank Corporation

Table 12

Securities Portfolio Composition

(In thousands)

	At December 31
	2006	2005	2004
Securities available for sale:
U. S. Government agencies	$9,914	$5,858	$4,454
Municipals	24,463	17,148	403
Corporate bonds	525	524	—
Mortgage-backed securities	34,663	25,125	21,579

Total securities available for sale	$69,565	$48,655	$26,436

Cape Fear Bank Corporation

Table 13

Securities Portfolio Composition

($ in thousands)

	As of December 31, 2006
	Amortized Cost	Fair Value	Weighted Average Yield
Securities available for sale:
U. S. Government agencies
Due after one but within five years	$7,744	$7,658	4.66%
Due after five but within ten years	2,264	2,256	5.16%

	10,008	9,914	4.77%

Municipals:
Due after one but within five years	2,218	2,209	3.79%
Due after five but within ten years	14,404	14,373	4.00%
Due after ten years	7,871	7,881	4.19%

	24,493	24,463	4.04%

Corporate bonds:
Due after one but within five years	529	525	6.22%

	529	525	6.22%

Mortgage-backed securities:
Due within one year or less	4,481	4,423	4.90%
Due after one but within five years	16,483	16,262	4.90%
Due after five but within ten years	8,684	8,596	5.03%
Due after ten years	5,429	5,382	5.09%

	35,077	34,663	4.96%

Total securities available for sale
Due within one year or less	4,481	4,423	4.90%
Due after one but within five years	26,974	26,654	4.76%
Due after five but within ten years	25,352	25,225	4.46%
Due after ten years	13,300	13,263	4.56%

	$70,107	$69,565	4.62%

Cape Fear Bank Corporation

Table 14

Average Deposits

($ in thousands)

	For the Year Ended December 31,
	2006		2005		2004
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
NOW and Money Market	$42,502	3.54%	$31,780	1.90%	$27,038	0.96%
Savings deposits	5,071	3.49%	2,826	0.50%	1,808	0.44%
Time Deposits	254,313	4.64%	168,090	3.39%	97,793	2.43%

Total interest-bearing deposits	301,886	4.47%	202,696	3.12%	126,639	2.09%
Non-interest-bearing deposits	32,487	—	24,127	—	13,717	—

Total deposits	$334,373	4.03%	$226,823	2.79%	$140,356	1.88%

Cape Fear Bank Corporation

Table 15

Maturities of Time Deposits of $100,000 or More

(In thousands)

	At December 31, 2006
	3 Months or Less	Over 3 Months to 6 Months	Over 6 Months to 12 Months	Over 12 Months	Total
Time Deposits less than $100,000	$31,250	$32,879	$56,664	$16,255	$137,048
Time Deposits of $100,000 or more	26,305	27,253	45,575	31,899	131,032

Total	$57,555	$60,132	$102,239	$48,154	$268,080

Item 1A.	Risk Factors.

The following summary describes factors we believe are material risks that apply to our business. Our discussions of these risks include forward-looking statements, and our actual results may differ substantially from results described in the forward-looking statements. In addition to the risks described below and investment risks that apply in the case of any financial institution, our business, financial condition and operating results could be harmed by other risks, including risks we have not yet identified or that we may believe are immaterial or unlikely.

Risks Related to Our Business

•	Our business strategy includes the continuation of our growth plans, and our financial condition and operating results could be negatively affected if we fail to manage our growth effectively.

We intend to continue to grow in our existing banking markets (internally and through additional offices) and to expand into new markets as appropriate opportunities arise. For that reason, our business prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies that are experiencing growth. We cannot assure you we will be able to expand our market presence in our existing markets or successfully enter new markets, or that expansion will not adversely affect our operating results. Failure to manage our growth effectively could have a material adverse effect on our business, future prospects, financial condition or operating results, and could adversely affect our ability to successfully implement our business strategy. Also, if our growth occurs more slowly than anticipated, or declines, our operating results could be materially affected in an adverse way.

Our ability to successfully grow will depend on a variety of factors, including continued availability of desirable business opportunities and the competitive response from other financial institutions. Due to personnel and fixed asset costs of de novo branching, any new branch offices we establish may operate at a loss until we can establish a sufficient base of business to operate profitably. Also, in establishing a new office in a new market, we likely would be faced with competitors with greater knowledge of that local market. Although we believe we have management resources and internal systems in place to successfully manage our future growth, we will need to hire and rely on well-trained local managers who have local affiliations and to whom we may need to give significant autonomy. We cannot assure you that any de novo or other branch office we establish will not, for some period of time, operate at a loss and have an adverse effect on our earnings, that we will be able to hire managers who can successfully operate any new branch offices, or that we will become an effective competitor in any new banking market.

•	Our business depends on the condition of the local and regional economies where we operate.

We currently have offices only in eastern North Carolina. Consistent with our community banking philosophy, a majority of our customers are located in and do business in that region, and we lend a substantial portion of our capital and deposits to commercial and consumer borrowers in our local banking markets. Therefore, our local and regional economy has a direct impact on our ability to generate deposits to support loan growth, the demand for loans, the ability of borrowers to repay loans, the value of collateral securing our loans (particularly loans secured by real estate), and our ability to collect, liquidate and restructure problem loans. The local economies of the coastal communities in our banking markets are heavily dependent on the tourism industry. If the economies of our banking markets are adversely affected by a general economic downturn or by other specific events or trends, the resulting economic impact could have a direct adverse effect on our operating results. Adverse economic conditions in our banking markets could reduce our growth rate, affect the ability of our customers to repay their loans to us, and generally affect our financial condition and operating results. We are less able than larger institutions to spread risks of unfavorable local economic conditions across a large number of diversified economies. And, we cannot assure you that we will benefit from any market growth or favorable economic conditions in our banking markets even if they do occur.

•	A large percentage of our loans are secured by real estate. Adverse conditions in the real estate market in our banking markets might adversely affect our loan portfolio.

Any adverse market or economic conditions in North Carolina, particularly in the real estate market, may have an adverse affect on our loan portfolio. On December 31, 2006, approximately 85.7% of the total dollar amount of our loan portfolio was secured by liens on real estate. Our management believes that, in the case of many of those loans, the real estate collateral is not being relied upon as the primary source of repayment, and those relatively high percentages reflect, at least in part, our policy to take real estate whenever possible as primary or additional collateral rather than other types of collateral. However, adverse changes in the values of real estate in our banking markets caused by market or economic conditions that affect our loan portfolio could have an adverse affect on our operating results and financial condition.

The FDIC recently adopted rules aimed at placing additional monitoring and management controls on financial institutions whose loan portfolios are deemed to have concentrations in commercial real estate (“CRE”). At December 31, 2006, our loan portfolio exceeded thresholds established by the FDIC for CRE concentrations and for additional regulatory scrutiny. Preliminary indications from regulators are that strict limitations on the amount or percentage of CRE within any given portfolio are not expected, but, rather, that additional reporting and analysis will be required to document management’s analysis and evaluation of the potential additional risks of such concentrations and the impact of any mitigating factors. While the final impact of the new rules on us has not been determined, it is possible that regulatory constraints associated with these rules could adversely affect our ability to grow loan assets and thereby limit our overall growth and expansion plans. These rules also could increase the costs of monitoring and managing this component of our loan portfolio. Either of these eventualities could have an adverse impact on our earnings and capital ratios.

•	Hurricanes or other adverse weather events could negatively affect our local economies or disrupt our operations, which could have an adverse effect on our business or operating results.

The economy of North Carolina’s coastal region is affected by adverse weather events, particularly hurricanes. Our banking markets lie primarily in coastal communities, and we cannot predict whether or to what extent damage caused by future hurricanes will affect our operations, our customers, or the economies in our banking markets. However, weather events could cause a decline in loan originations, destruction or decline in the value of properties securing our loans, or an increase in the risks of delinquencies, foreclosures, and loan losses.

•

Expanding our business through acquisitions involves risks and could have a material adverse effect on our business, operating results, financial condition or the market value of our stock, and could dilute the interests of our existing shareholders.

In the future, we may acquire other institutions, or branches of other institutions, that complement or expand our business. However, acquisitions and mergers involve a number of risks, including the risk that:

•	we incur substantial costs in identifying and evaluating potential acquisitions and merger partners, or in evaluating new markets;

•	our estimates and judgments used to evaluate credit, operations, management and market risks relating to target institutions may not be accurate;

•	our issuance of additional common stock in an acquisition could dilute the ownership interests of our existing shareholders and reduce the market value of their stock;

•	there may be substantial lag-time between completing an acquisition and generating sufficient assets and deposits to support costs of the expansion;

•	we are not be able to finance an acquisition, or the financing we obtain may have an adverse effect on our operating results or dilution to our existing shareholders;

•	our management’s attention in negotiating a transaction and integrating the operations and personnel of the combining businesses is diverted from our existing business;

•	we are not able to successfully integrate any financial institution or its banking offices that we acquire into our operations;

•	we experience disruption and incur unexpected expenses in acquisitions we complete;

•	we enter new markets where we lack local experience;

•	we introduce new products and services we are not equipped to manage;

•	we incur goodwill in connection with an acquisition, or the goodwill we incur becomes impaired, which results in adverse short-term effects on our operating results; or

•	after completing an acquisition, we lose key employees and customers.

We cannot assure you that we will be able to negotiate, finance or complete any acquisitions, or that any acquisition we complete will benefit us. Any of these things could have a material adverse effect on our business, operating results or financial condition.

•	Our increasing volume of loans makes loan quality more difficult to control. Increased loan losses could affect the value of our common stock.

While growth in earning assets is desirable in a community bank, it can have adverse consequences if it is not well managed. For example, rapid increases in our loans could cause future loan losses if we cannot properly underwrite increasing volumes of loans as they are made and adequately monitor a larger loan portfolio to detect and deal with loan problems as they occur. Our business strategy calls for us to continue to grow in our existing banking markets and expand into new markets as appropriate opportunities arise. Because collection problems with some loans often do not arise until those loans have been in existence for some period of time, we cannot assure you that we will not have future problems collecting loans that now are performing according to their terms.

•	An inadequate loan loss allowance would reduce our earnings and could adversely affect the value of our common stock.

We use underwriting procedures and criteria we believe minimize the risk of loan delinquencies and losses, but banks routinely incur losses in their loan portfolios, and we cannot assure you that all our borrowers will repay their loans. Regardless of the underwriting criteria we use, we will experience loan losses from time to time in the ordinary course of our business, and some of those losses will result from factors beyond our control. These factors include, among other things, changes in market, economic, business or personal conditions, or other events (including changes in market interest rates), that affect our borrowers’ abilities to repay their loans and the value of properties that collateralize loans.

We maintain an allowance for loan losses based on our current judgments about the credit quality of our loan portfolio. On December 31, 2006, our allowance totaled 1.36% of our total loans and approximately 1,296.0% of our nonperforming loans. In determining the amount of the allowance, our management and Board of Directors consider relevant internal and external factors that affect loan collectibility. However, if delinquency levels increase or we incur higher than expected loan losses in the future, we cannot assure you that our allowance will be adequate to cover resulting losses. Charging future loan losses against the allowance may require us to increase our provision to the allowance, which would reduce our net income. So, without regard to the adequacy of our allowance, loan losses could have an adverse effect on our operating results and, depending on the magnitude of those losses, that effect could be material.

•	Our recent results may not be indicative of our future results.

We may not be able to sustain our historical rate of growth or even grow our business at all. In the future, we may not have the benefit of several recently favorable factors, such as a generally stable interest rate environment, a strong residential mortgage market, or the ability to find suitable expansion opportunities. Various factors, such as economic conditions, regulatory and legislative considerations, and competition also may impede or restrict our ability to expand our market presence. If we experience a significant decrease in our historical rate of growth, our operating results and financial condition may be adversely affected because a high percentage of our operating costs are fixed expenses.

•	Building market share through our de novo branching strategy could cause our expenses to increase faster than revenues.

We intend to continue to build market share in eastern North Carolina through our de novo branching strategy, and we have identified several sites for possible future de novo branches. There are considerable costs involved in opening branches, and new branches generally do not generate sufficient revenues to offset their costs until they have been in operation for at least a year. Therefore, any new branches we open can be expected to negatively affect our operating results until those branches reach a size at which they become profitable. Our expenses also could be increased if there are delays in opening any new branches. Finally, we cannot assure you that any new branches we open will be successful, even after they have become established.

•	We may need to raise additional capital in the future in order to continue to grow, but that capital may not be available when it is needed.

Federal and state banking regulators require us to maintain adequate levels of capital to support our operations. On December 31, 2006, our three capital ratios were well above “well capitalized” levels under bank regulatory guidelines. However, our business strategy calls for us to continue to grow in our existing banking markets (internally and through additional offices) and to expand into new markets as appropriate opportunities arise. Growth in our earning assets resulting from internal expansion and new branch offices, at rates in excess of the rate at which our capital is increased through retained earnings, will reduce our capital ratios unless we continue to increase our capital. If our capital ratios fell below “well capitalized” levels, our FDIC deposit insurance assessment rate would increase until we restored and maintained our capital at a “well capitalized” level. A higher assessment rate would cause an increase in the assessments we pay the FDIC for deposit insurance, which would adversely affect our operating results.

If, in the future, we need to increase our capital to fund additional growth or satisfy regulatory requirements, our ability to raise that additional capital will depend on conditions at that time in the capital markets that are outside our control, and on our financial performance. We cannot assure you that we will be able to raise additional capital on terms favorable to us or at all. If we cannot raise additional capital when needed, our ability to expand our operations through internal growth and acquisitions could be materially impaired.

•	Our profitability is subject to interest rate risk. Changes in interest rates could have an adverse effect on our operating results.

Changes in interest rates can have different effects on various aspects of our business, particularly our net interest income. Our profitability depends, to a large extent, on our net interest income, which is the difference between our income on interest-earning assets and our expense on interest-bearing deposits and other liabilities. Like most financial institutions, we are affected by changes in general interest rate levels and by other economic factors beyond our control. Interest rate risk arises in part from the mismatch (i.e., the interest sensitivity “gap”) between the dollar amounts of repricing or maturing interest-earning assets and interest-bearing liabilities, and is measured in terms of the ratio of the interest rate sensitivity gap to total assets. When more interest-earning assets than interest-bearing liabilities will reprice or mature over a given time period, a bank is considered asset-sensitive and has a positive gap. When more liabilities than assets will reprice or mature over a given time period, a bank is considered liability-sensitive and has a negative gap. A liability-sensitive position (i.e., a negative gap) may generally enhance net interest income in a falling interest rate environment and reduce net interest income in a rising interest rate environment. An asset-sensitive position (i.e., a positive gap) may generally enhance net interest income in a rising interest rate environment and reduce net interest income in a falling interest rate environment. Our ability to manage our gap position determines to a great extent our ability to operate profitably. However, fluctuations in interest rates are not predictable or controllable, and we cannot assure you we will be able to manage our gap position in a manner that will allow us to remain profitable.

On December 31, 2006, we had a negative one-year cumulative interest sensitivity gap ratio of 4.16%. That means that, during a one-year period, our interest-bearing liabilities generally would be expected to reprice at a faster rate than our interest-earning assets. A rising rate environment within that one-year period generally would have a negative effect on our earnings, while a falling rate environment generally would have a positive effect on our earnings. In our one-year cumulative interest sensitivity gap analysis, our savings, NOW and Money Market accounts, which totaled approximately $52.5 million at December 31, 2006, were treated as repricing according to deposit decay rates derived from the proprietary model from the Office of the Comptroller of the Currency’s Risk Analysis Division. However, our historical experience has shown that changes in market interest rates have little, if any, effect on those deposits within a given time period and, for that reason, those liabilities could be considered non-rate sensitive. If those deposits were treated as non-rate sensitive in our gap analysis, our rate sensitive liabilities would be more closely matched to our rate sensitive assets during the one-year period.

If our historical experience with the relative insensitivity of these deposits to changes in market interest rates does not continue in the future and we experience more rapid repricing of interest-bearing liabilities than interest-earning assets in the near term rising interest rate environment, our net interest margin and net income may decline.

•	Our reliance on time deposits, including out-of-market certificates of deposit, as a source of funds for loans and our other liquidity needs could have an adverse effect on our operating results.

Among other sources of funds, we rely heavily on deposits for funds to make loans and provide for our other liquidity needs. However, our loan demand has exceeded the rate at which we have been able to build core deposits, so we have relied heavily on time deposits, including out-of-market certificates of deposit, as a source of funds. Those deposits may not be as stable as other types of deposits and, in the future, depositors may not renew those time deposits when they mature, or we may have to pay a higher rate of interest to attract or keep them or to replace them with other deposits or with funds from other sources. Not being able to attract those deposits or to keep or replace them as they mature would adversely affect our liquidity. Paying higher deposit rates to attract, keep or replace those deposits could have a negative effect on our interest margin and operating results.

•	Competition from financial institutions and other financial service providers may adversely affect our profitability.

Commercial banking in our banking markets and in North Carolina as a whole is extremely competitive. We compete against commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other mutual funds, as well as other local and community, super-regional, national and international financial institutions that operate offices in our market areas and elsewhere. We compete with these institutions in attracting deposits and in making loans, and we have to attract our customer base from other existing financial institutions and from new residents. Our larger competitors have greater resources, broader geographic markets, and higher lending limits than we do, and they can offer more products and services and better afford and more effectively use media advertising, support services and electronic technology than we can. While we believe we compete effectively with other financial institutions, we may face a competitive disadvantage as a result of our size, lack of geographic diversification and inability to spread marketing costs across a broader market. Although we compete by concentrating our marketing efforts in our primary markets with local advertisements, personal contacts and greater flexibility and responsiveness in working with local customers, we cannot assure you that we will continue to be an effective competitor in our banking markets.

•	We are subject to extensive regulation that could limit or restrict our activities and adversely affect our earnings.

We operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various federal and state agencies. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, and locations of offices. We also are subject to capital guidelines established by our regulators which require us to maintain adequate capital to support our growth. Many of these regulations are intended to protect depositors, the public and the FDIC’s Deposit Insurance Fund rather than shareholders.

The Sarbanes-Oxley Act of 2002, and the related rules and regulations issued by the Securities and Exchange Commission and The Nasdaq Stock Market, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices, including the costs of completing our audit and maintaining our internal controls.

The laws and regulations that apply to us could change at any time, and we cannot predict the effects of those changes on our business and profitability. Government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, and our cost of compliance could adversely affect our earnings.

•	Our management beneficially owns a substantial percentage of our common stock, so our directors and executive officers can significantly affect voting results on matters voted on by our shareholders.

On March 15, 2007, our current directors and executive officers, as a group, had the sole or shared right to vote, or to direct the voting of, an aggregate of 264,174 shares (or 7.4%) of our outstanding common stock. They could purchase 245,860 additional shares under currently exercisable stock options they hold. Because of their voting rights, in matters put to a vote of our shareholders it could be difficult for any group of our other shareholders to defeat a proposal favored by our management (including the election of one or more of our directors) or to approve a proposal opposed by management.

•	We depend on the services of our current management team.

Our operating results and our ability to adequately manage our growth and minimize loan losses are highly dependent on the services, managerial abilities and performance of our current executive officers. Smaller banks, like us, sometimes find it more difficult to attract and retain experienced management personnel than larger banks. We have an experienced management team that our Board of Directors believes is capable of managing and growing the Bank. However, changes in key personnel and their responsibilities may disrupt our business and could have a material adverse effect on our business, operating results and financial condition.

•	We may need to invest in new technology to compete effectively, and that could have a negative effect on our operating results and the value of our common stock.

The market for financial services, including banking services, is increasingly affected by advances in technology, including developments in telecommunications, data processing, computers, automation and Internet-based banking. We depend on third-party vendors for our data processing services. In addition to our ability to finance the purchase of those services and integrate them into our operations, our ability to offer new technology-based services depends on our vendors’ abilities to provide and support those services. Future advances in technology may require us to incur substantial expenses that adversely affect our operating results, and our small size and limited resources may make it impractical or impossible for us to keep pace with our larger competitors. Our ability to compete successfully in our banking markets may depend on the extent to which we and our vendors are able to offer new technology-based services and on our ability to integrate technological advances into our operations.

Risks Related to Our Common Stock

•

The trading volume in our common stock has been low, and the sale of a substantial number of shares in the public market could depress the price of our stock and make it difficult for you to sell your shares.

Our common stock has been listed on The Nasdaq Stock Market since October 31, 2003 and it currently is listed on The Nasdaq Capital Market. However, our common stock is thinly traded. Thinly traded stock can be more volatile than stock trading in an active public market. We cannot predict the extent to which an active public market for our common stock will develop or be sustained. In recent years, the stock market has experienced a high level of price and volume volatility, and market prices for the stock of many companies have experienced wide price fluctuations that have not necessarily been related to operating performance.

We cannot predict what effect future sales of our common stock in the market, or the availability of shares of our common stock for sale in the market, will have on the market price of our common stock. So, we cannot assure you that sales of substantial amounts of our common stock in the market, or the potential for large amounts of market sales, would not cause the price of our common stock to decline or impair our ability to raise capital.

•	We have not yet paid any cash dividends. Our ability to pay dividends is limited, and we may be unable to pay dividends in the future.

Our ability to pay cash dividends is limited by regulatory restrictions and the need to maintain sufficient consolidated capital. Also, our only source of funds with which to pay dividends to our shareholders is dividends we receive from the Bank, and the Bank’s ability to pay dividends to us is limited by its own obligations to maintain sufficient capital and regulatory restrictions. We have not yet paid any cash dividends, and we cannot assure you that we will be able to pay any cash dividends at any time, or in any particular amount, in the future.

• Holders of our junior subordinated debentures have rights that are senior to those of our common stockholders.

We have supported our continued growth by issuing trust preferred securities from a special purpose trust and accompanying junior subordinated debentures. At December 31, 2006, we had outstanding trust preferred securities totaling $10.0 million. We unconditionally guaranteed payment of principal and interest on the trust preferred securities. Also, the junior subordinated debentures we issued to the special purpose trust that relate to those trust preferred securities are senior to our common stock. So, we must make payments on the junior subordinated debentures before we can pay any dividends on our common stock. In the event of our bankruptcy, dissolution or liquidation, holders of our junior subordinated debentures must be satisfied before any distributions can be made on our common stock. We do have the right to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, but during that time we would not be able to pay dividends on our common stock.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Our principal office is located at the Bank’s Main Office described below in Wilmington, North Carolina.

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

In February 2005, the Bank leased approximately 2,760 square feet of space in the Forum Shopping Center behind our main office facility to house its Support Services which includes the Accounting and Operations Departments. The lease agreement calls for an initial term of three years with one three-year renewal option with current rental payments of $5,348 per month.

In June 2006, the Bank leased approximately 1,200 square feet of additional space in the Forum Shopping Center behind our main office facility to house its Credit Administration Department. The lease agreement calls for an initial term of three years with one three year renewal option with current rental payments of $2,325 per month.

The Bank’s Pine Valley Office was opened during August 1999 and is located at 3702 South College Road in Wilmington, North Carolina in a facility containing approximately 2,680 square feet and drive-up and ATM banking facilities that the Bank constructed on leased land. The lease agreement, as amended during 2002, provides for a current term that extends to 2019 (with four five-year renewal options) and current rental payments of $7,383 per month (with rental adjustments for each five years during the initial term and for each renewal term).

The Bank’s Hampstead Office was opened during March 2004 and is located at 14572 U.S. Highway 17 in Hampstead, North Carolina, in approximately 2,400 square feet of leased space with drive-up facilities in Hampstead Station Shopping Center. The lease agreement provides for a term of three years (with three two-year renewal options) and current rental payments of $3,017 per month (with annual rental adjustments).

The Surf City Office opened in its permanent facility in October 2006 and is located at 13500 Highway 50, Suite 101 in Surf City, North Carolina, in approximately 2,400 square feet of leased space. The lease agreement provides for a term of six years with six five-year renewal options and current rental payments of $3,000 per month (with rental adjustments at each renewal term) .

The Waterford Office was opened in April 2006 and is located at 503 Olde Waterford Way, Suite 104, in Leland, North Carolina, in approximately 2,500 square feet of leased space. The lease agreement provides for a term of ten years (with four five-year renewal options) and current rental payments of $3,853 per month (with annual rental adjustments of the current base rent plus a 3% increase).

Each of the Bank’s offices is in good condition and fully equipped for its purposes. On December 31, 2006, our consolidated investment in premises and banking equipment (cost less accumulated depreciation) was approximately $3.0 million.

Item 3.	Legal Proceedings.

From time to time we may become involved in legal proceedings occurring in the ordinary course of our business. Subject to the uncertainties inherent in any litigation, we believe there currently are no pending or threatened proceedings that are likely to result in a material adverse change in our financial condition or operations.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock. Market information regarding our common stock is incorporated by reference from pages 50 through 51 (under the caption “Market for Common Stock”) of our 2006 Annual Report to Shareholders.

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

Item 6.	Selected Financial Data.

This information is incorporated by reference from pages 5 through 6 (under the caption “Selected Financial Information and Other Data”) of our 2006 Annual Report to Shareholders.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information is incorporated by reference from pages 8 through 20 (under the caption “Management’s Discussion and Analysis”) of our 2006 Annual Report to Shareholders.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Information required by this item is included in Management’s Discussion and Analysis contained in Item 7 (under the caption “Market Risk”).

Item 8.	Financial Statements and Supplementary Data.

Our audited consolidated financial statements are incorporated by reference from pages 21 through 48 of our 2006 Annual Report to Shareholders.

Our quarterly financial data is incorporated by reference on page 7 of our 2006 Annual Report to Shareholders.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures

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

No change in our internal control over financial reporting occurred during our fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers. Information regarding our directors and executive officers is incorporated by reference from the information under the headings “Proposal 1: Election of Directors” and “Executive Officers” in our definitive Proxy Statement distributed in connection with our 2007 annual meeting of shareholders.

Audit Committee. Information regarding our Audit Committee is incorporated by reference from the information under the captions “Committees of Our Board - General” and “- Audit Committee” in our definitive Proxy Statement distributed in connection with our 2007 annual meeting of shareholders.

Audit Committee Financial Expert. Rules adopted by the Securities and Exchange Commission (the “SEC”) require that we disclose whether our Board of Directors has determined that our Audit Committee includes a member who qualifies as an “audit committee financial expert” as that term is defined in the SEC’s rules. To qualify as an audit committee financial expert under the SEC’s rules, a person must have a relatively high level of accounting and financial knowledge or expertise which he or she has acquired through specialized education or training or through experience in certain types of positions. We currently do not have an independent director who our Board believes can be considered an audit committee financial expert and, for that reason, there is no such person who the Board can appoint to our Audit Committee. In the future, financial expertise and experience will be a factor that our Board considers in selecting candidates to become directors. However, we are not required by any law or regulation to have an audit committee financial expert on our Board or Audit Committee, and we believe that small companies such as ours will find it difficult to locate persons with the specialized knowledge and experience needed to qualify as audit committee financial experts who are willing to serve as directors without being compensated at levels higher than we currently pay our directors. Our current Audit Committee members have a level of financial knowledge and experience that we believe is sufficient for a bank our size that, like us, does not engage in a wide variety of business activities, and, for that reason, the ability to qualify as an audit committee financial expert will not be the primary criteria in our Board’s selection of candidates to become new directors.

Code of Ethics. Information regarding our Code of Ethics that applies to our directors and to all our executive officers, including without limitation our principal executive officer and principal financial officer is incorporated by reference from the information under the caption “Code of Ethics” in our definitive Proxy Statement distributed in connection with our 2007 annual meeting of shareholders.

Section 16(a) Beneficial Ownership Reporting Compliance. Information regarding compliance by our directors, executive officers and principal shareholders with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement distributed in connection with our 2007 annual meeting of shareholders.

Item 11.	Executive Compensation

Information regarding compensation paid to our executive officers and directors is incorporated by reference from the information under the headings “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation” in our definitive Proxy Statement distributed in connection with our 2007 annual meeting of shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership of Securities. Information regarding the beneficial ownership of our common stock by our directors, executive officers and principal shareholders is incorporated by reference from the information under the heading “Beneficial Ownership of Our Common Stock” in our definitive Proxy Statement distributed in connection with our 2007 annual meeting of shareholders.

Securities Authorized for Issuance Under Equity Compensation Plans. Information regarding securities authorized for issuance under our equity compensation plans is incorporated by reference from the information under the caption “Shares Currently Authorized for Issuance Under Our Existing Stock Option Plans” in our definitive Proxy Statement distributed in connection with our 2007 annual meeting of shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Person Transactions. Information regarding transactions between us and our related persons is incorporated by reference from the information under the heading “Transactions with Related Persons” in our definitive Proxy Statement distributed in connection with our 2007 annual meeting of shareholders.

Director Independence. Information regarding our independent directors is incorporated by reference from the information under the caption “Corporate Governance – Director Independence” in our definitive Proxy Statement distributed in connection with our 2007 annual meeting of shareholders.

Item 14.	Principal Accounting Fees and Services

Information regarding services provided by, and fees paid to, our independent accountants is incorporated by reference from the information under the caption “Services and Fees during 2006 and 2005” in our definitive Proxy Statement distributed in connection with our 2007 annual meeting of shareholders.

Item 15.	Exhibits, Financial Statements and Schedules

(a) Financial Statements. The following consolidated financial statements are included in Item 8 of this Report:

Report of Dixon Hughes PLLC

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Operations for the years ended December 31, 2006, 2005, and 2004

Consolidated Statements of Comprehensive Income for the years ended December 31, 2006, 2005, and 2004

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2006, 2005, and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005, and 2004

Notes to Consolidated Financial Statements-December 31, 2006 2005, and 2004

(b) Exhibits. An Exhibit Index listing exhibits that are being filed or furnished with, or incorporated by reference into, this Report appears immediately following the signature page and is incorporated herein by reference.

(c) Financial Statement Schedules. No separate financial statement schedules are being filed as all required schedules either are not applicable or are contained in the financial statements listed above or in Item 7 of this Report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, we have caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

CAPE FEAR BANK CORPORATION

Date: March 29, 2007	By:	/s/ Cameron Coburn
Cameron Coburn
Chairman, President and Chief Executive Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed by the following persons on our and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Cameron Coburn	Chairman, President and Chief Executive Officer (principal executive officer)	March 29, 2007
Cameron Coburn

/s/ Betty V. Norris	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	March 29, 2007
Betty V. Norris

/s/ W. Lee Crouch, Jr.	Vice Chairman	March 29, 2007
W. Lee Crouch, Jr.

/s/ Windell Daniels	Director	March 29, 2007
Windell Daniels

/s/ Craig S. Relan	Director	March 29, 2007
Craig S. Relan

/s/ Jerry D. Sellers	Director	March 29, 2007
Jerry D. Sellers

/s/ John Davie Waggett	Director	March 29, 2007
John Davie Waggett

/s/ Walter O. Winter	Director	March 29, 2007
Walter O. Winter

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Our Articles of Incorporation, as amended (incorporated by reference from Exhibits to our Current Report on Form 8-K dated November 1, 2006)

3.2	Our Bylaws (incorporated by reference from Exhibits to our Current Report on Form 8-K dated November 1, 2006)

10.01*	1999 Incentive Stock Option Plan (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

10.02*	Amendment No. 1 to 1999 Incentive Stock Option Plan (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

10.03*	Form of Incentive Stock Option Agreement (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

10.04*	1999 Nonstatutory Stock Option Plan (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

10.05*	Amendment No. 1 to 1999 Nonstatutory Stock Option Plan (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

10.06*	Form of Nonstatutory Stock Option Agreement (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

10.07*	Amended Employment Agreement dated November 22, 2006, between Cape Fear Bank Corporation, Cape Fear Bank, and J. Cameron Coburn (incorporated by reference from Exhibits to our Current Report on Form 8-K dated November 22, 2006)

10.08*	Endorsement Split Dollar Agreement dated June 23, 2005, between Bank of Wilmington and John Cameron Coburn (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

10.09*	Endorsement Split Dollar Agreement dated June 23, 2005, between Bank of Wilmington and Larry W. Flowers (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

10.10*	Endorsement Split Dollar Agreement dated June 23, 2005, between Bank of Wilmington and Betty V. Norris (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

10.11*	Endorsement Split Dollar Agreement dated June 23, 2005, between Bank of Wilmington and Lynn M. Burney (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

10.12*	Salary Continuation Agreement dated June 23, 2005, between Bank of Wilmington and John Cameron Coburn (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

10.13*	Salary Continuation Agreement dated June 23, 2005, between Bank of Wilmington and Larry W. Flowers (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

10.14*	Salary Continuation Agreement dated June 23, 2005, between Bank of Wilmington and Betty V. Norris (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

10.15*	Salary Continuation Agreement dated June 23, 2005, between Bank of Wilmington and Lynn M. Burney (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

10.16*	Severance Agreement dated November 22, 2006, between Cape Fear Bank Corporation and Larry W. Flowers, (incorporated by reference from Exhibits to our Current Report on Form 8-K dated November 22, 2006))

10.17*	Severance Agreement dated November 22, 2006, between Cape Fear Bank Corporation and Betty V. Norris (incorporated by reference from Exhibits to our Current Report on Form 8-K dated November 22, 2006))

10.18*	Severance Agreement dated November 22, 2006, between Cape Fear Bank Corporation and Lynn M. Burney (incorporated by reference from Exhibits to our Current Report on Form 8-K dated November 22, 2006))

10.19*	Split Dollar Plan dated July 15, 2004, covering Walter Lee Crouch, Jr., Windell Daniels, Craig S. Relan, Jerry D. Sellers, John Davie Waggett, and Walter O. Winter (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

10.20*	Amended Director Elective Income Deferral Agreement dated November 22, 2006, between Cape Fear Bank and Walter Lee Crouch, Jr. (incorporated by reference from Exhibits to our Current Report on Form 8-K dated November 22, 2006)

10.21*	Amended Director Elective Income Deferral Agreement dated November 22, 2006, between Cape Fear Bank and Windell Daniels (incorporated by reference from Exhibits to our Current Report on Form 8-K dated November 22, 2006)

10.22*	Amended Director Elective Income Deferral Agreement dated November 22, 2006, between Cape Fear Bank and Craig S. Relan (incorporated by reference from Exhibits to our Current Report on Form 8-K dated November 22, 2006)

10.23*	Amended Director Elective Income Deferral Agreement dated November 22, 2006, between Cape Fear Bank and Jerry Sellers (incorporated by reference from Exhibits to our Current Report on Form 8-K dated November 22, 2006)

10.24*	Amended Director Elective Income Deferral Agreement dated November 22, 2006, between Cape Fear Bank and J. Davie Waggett (incorporated by reference from Exhibits to our Current Report on Form 8-K dated November 22, 2006)

10.25*	Director Elective Income Deferral Agreement dated December 16, 2004, with Walter O. Winter (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

10.26*	Severance Agreement dated January 11, 2007 between Cape Fear Bank Corporation, Cape Fear Bank and R. James MacLaren (filed herewith)

10.27*	Severance Agreement dated January 11, 2007 between Cape Fear Bank Corporation, Cape Fear Bank and A. Mark Tyler (filed herewith)

13	Our 2006 Annual Report to Shareholders (filed herewith)

23	Consent of Dixon Hughes PLLC (filed herewith)

31.1	Certification of our Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of our Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32	Certifications of our Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith)

99.1	Our definitive Proxy Statement (being filed separately with the Securities and Exchange Commission)

*	An asterisk denotes a management contract or compensatory plan or arrangement.