Form 10-Q
period 2007-03-31
Cape Fear Bank CORP
filed 2007-05-14
CIK 1334872

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

The number of shares of the registrant’s common stock outstanding as of May 4, 2007 was 3,586,911.

Part I. FINANCIAL INFORMATION

Item 1—Financial Statements

CAPE FEAR BANK CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2007 (Unaudited)	December 31, 2006*

	(In thousands, except share data)
ASSETS
Cash and due from banks	$8,406	$7,209
Interest earning deposits in other banks	8,452	1,639
Investment securities available for sale, at fair value	70,941	69,565
Time deposits in other banks	199	298
Loans	344,743	334,409
Allowance for loan losses	(4,738)	(4,536)

NET LOANS	340,005	329,873
Accrued interest receivable	2,219	2,195
Premises and equipment, net	3,108	2,954
Stock in Federal Home Loan Bank of Atlanta, at cost	2,024	2,081
Foreclosed real estate and repossessions	616	616
Bank owned life insurance	9,573	5,491
Other assets	2,775	2,964

TOTAL ASSETS	$448,318	$424,885

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Demand	$34,277	$33,066
Savings	7,378	11,154
Money market and NOW	59,473	41,317
Time	278,926	268,080

TOTAL DEPOSITS	380,054	353,617
Short-term borrowings	—	3,000
Long-term borrowings	38,310	38,310
Accrued interest payable	766	745
Accrued expenses and other liabilities	1,649	2,161

TOTAL LIABILITIES	420,779	397,833

Shareholders’ Equity
Common stock, $3.50 par value, 12,500,000 shares authorized; 3,586,911 and 3,586,780 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	12,554	12,554
Additional paid-in capital	12,768	12,739
Accumulated retained earnings	2,528	2,092
Accumulated other comprehensive loss	(311)	(333)

TOTAL SHAREHOLDERS’ EQUITY	27,539	27,052
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$448,318	$424,885

*	Derived from audited financial statements

See accompanying notes.

CAPE FEAR BANK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$6,912	$5,402
Investment securities available for sale	839	571
Other interest-earning assets	97	193

TOTAL INTEREST INCOME	7,848	6,166

INTEREST EXPENSE
Money market, NOW and savings deposits	548	309
Time deposits	3,546	2,422
Short-term borrowings	42	228
Long-term borrowings	499	120

TOTAL INTEREST EXPENSE	4,635	3,079

NET INTEREST INCOME	3,213	3,087
PROVISION FOR LOAN LOSSES	75	293

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	3,138	2,794

NON-INTEREST INCOME
Service fees and charges	165	151
Gain/(loss) on sale of investments	3	(10)
Income from bank owned life insurance	82	47
Other	60	52

NON-INTEREST INCOME	310	240

NON-INTEREST EXPENSE
Salaries and employee benefits	1,549	1,127
Occupancy and equipment	423	327
Other	897	620

TOTAL NON-INTEREST EXPENSE	2,869	2,074

INCOME BEFORE INCOME TAXES	579	960
INCOME TAXES	144	356

NET INCOME	$435	$604

NET INCOME PER COMMON SHARE*
Basic	$0.12	$0.17

Diluted	$0.12	$0.16

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING*
Basic	3,586,849	3,586,518
Effect of dilutive stock options	90,277	93,631

Diluted	3,677,126	3,680,149

*	All per share and outstanding share data has been restated for the 5% stock dividend effective 6/30/06

See accompanying notes.

CAPE FEAR BANK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31
	2007	2006
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$435	$604
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	149	95
Provision for loan losses	75	293
Loss on disposal of equipment	3	7
(Gain) loss on sale of investments	(3)	10
Income from bank owned life insurance	(82)	(47)
Stock based compensation	29	29
Change in assets and liabilities:
(Increase) decrease in other assets	155	(126)
Increase in accrued interest receivable	(24)	(65)
Increase in accrued interest payable	21	81
Decrease in accrued expenses and other liabilities	(512)	(631)

NET CASH PROVIDED BY OPERATING ACTIVITIES	246	250

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities available for sale	(4,310)	(7,655)
Proceeds from calls and maturities of securities available for sale	1,380	1,061
Proceeds from sales of securities available for sale	1,592	650
Net redemptions/(purchases) of stock in FHLB	57	(282)
Maturity of time deposits in other banks	99	—
Net increase in loans	(10,207)	(12,539)
Purchase of bank owned life insurance	(4,000)	—
Purchases of bank premises and equipment	(285)	(336)

NET CASH USED BY INVESTING ACTIVITIES	(15,674)	(19,101)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	26,437	38,500
Net decrease in borrowings	(3,000)	—
Net proceeds from exercise of stock options	1	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	23,438	38,500

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,010	19,649
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,848	7,273

CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,858	$26,922

CAPE FEAR BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America. The financial statements include the accounts of Cape Fear Bank Corporation (the “Company”) and its wholly owned subsidiary, Cape Fear Bank (the “Bank”). All significant inter-company transactions and balances are eliminated in consolidation. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

The organization and business of the Cape Fear Bank Corporation and subsidiary (the “Company”), accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2006 annual report on Form 10-K. This quarterly report should be read in conjunction with such annual report.

NOTE B – COMMITMENTS

At March 31, 2007, loan commitments are as follows:

(In thousands)
Undisbursed lines of credit	$67,586
Commitments to extend credit	18,412
Letters of credit	1,185

NOTE C—NET INCOME PER COMMON SHARE

Basic and diluted net income per share has been computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for a 5% stock dividend on June 30, 2006. Diluted net income per share reflects the potential dilution that could occur if outstanding stock options were exercised.

NOTE D—COMPREHENSIVE INCOME

A summary of comprehensive income is as follows:

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Net income	$435	$604
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available for sale arising during the period	39	(226)
Tax effect	(15)	87
Reclassification of (gains) losses recognized in net income	(3)	10
Tax effect	1	(4)

Total other comprehensive income (loss)	22	(133)

Total comprehensive income	$457	$471

CAPE FEAR BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E—STOCK BASED COMPENSATION

The Company has two share-based compensation plans in effect at March 31, 2007. The compensation cost that has been charged against income for those plans was approximately $29 thousand for the three months ended March 31, 2007 and 2006. There have been no deferred tax assets recorded due to the fact that stock based compensation expense results solely from incentive stock options.

A summary of option activity under the stock option plans as of March 31, 2007 and changes during the three month period ended March 31, 2007 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	414,305	$7.72
Exercised	(131)	3.97
Authorized	—	—
Forfeited	—	—
Granted	—	—

Outstanding at March 31, 2007	414,174	$7.72	5.12 years	$1,607,861

Exerciseable at March 31, 2007	329,792	$7.07	4.31 years	$1,493,744

There were 131 options exercised during the three months ended March 31, 2007 and none in 2006. For the three months ended March 31, 2007, the intrinsic value of options exercised was approximately $1 thousand.

NOTE F – INCOME TAXES

Effective January 1, 2007, Cape Fear Bank Corporation adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (the Interpretation).” This Interpretation provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. The initial adoption of this Interpretation had no impact on the Company’s financial statements.

The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including amounts for current tax year positions, expiration of open income tax returns due to the statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity and the addition or elimination of uncertain tax positions.

The Company’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Operations.

The Company’s federal and state income tax returns are open and subject to examination from the 2003 tax return year and forward.

CAPE FEAR BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G – RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this standard is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective as of the beginning of fiscal years beginning after November 15, 2007, with early adoption permitted under certain circumstances. The Company has evaluated this statement, has elected not to early adopt SFAS 159, and does not anticipate that the adoption of this statement on January 1, 2008 will have a material effect on the consolidated financial statements.

From time to time the FASB issues exposure drafts for proposed statements of financial accounting standards. Such exposure drafts are subject to comment from the public, to revisions by the FASB and to final issuance by the FASB as statements of financial accounting standards. Management considers the effect of the proposed statements on the consolidated financial statements of the Company and monitors the status of changes to and proposed effective dates of exposure drafts.

Reclassification

Certain items included in prior years’ quarterly consolidated financial statements have been reclassified to conform to the current year presentation. The reclassifications had no effect on the net income or shareholders’ equity as previously reported.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108, which is effective for years ending on or after November 15, 2006, was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.

SAB 108 permits public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been applied or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings.

As disclosed in our 2006 Annual Report on Form 10-K, the Company adopted SAB 108 during the quarter ended December 31, 2006 and elected to use the cumulative effect transition method in connection with the preparation of its financial statements.

Quarterly data for 2006 has been restated to reflect the effect of the adjustments resulting from the adoption of SAB 108. For additional information regarding the adoption and effect of SAB 108, see Note B of “Notes to Consolidated Financial Statements” included in the Annual Report Form 10-K for the year ended December 31, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of the consolidated financial condition and results of operations of Cape Fear Bank Corporation (the “Company”). The analysis includes detailed discussions for each of the factors affecting the Company’s operating results and financial condition for the periods ended March 31, 2007 and 2006. The following discussion should be read in conjunction with the Company’s financial statements and the notes thereto located in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Because the Company has no separate operations and conducts no business on its own other than owning Cape Fear Bank, the discussion contained in this Management’s Discussion and Analysis concerns primarily the business of the Bank. However, for ease of reading and because the financial statements are presented on a consolidated basis, the Company and the Bank are collectively referred to herein as the Company unless otherwise noted. All significant intercompany transactions and balances are eliminated in consolidation.

Financial Condition at March 31, 2007 and December 31, 2006

During the first three months of 2007, our total consolidated assets increased from $424.9 million to $448.3 million, an increase of $23.4 million or 5.5%. This increase in assets was funded by an increase in deposits primarily in money market funds from our local market. Total customer deposits increased by $26.4 million during the same three-month period. The time deposit growth in the current period included $11.5 million of out-of-market and brokered deposits. Liquidity provided by this deposit growth, combined with our net income for the three-month period of $435 thousand, provided for growth of $6.8 million in interest-earning deposits in other banks, $1.4 million in investment securities available for sale, and $10.3 million in total loans receivable during the period. In addition, short-term borrowings decreased by $3.0 million during the current period. Also, we purchased an additional $4.0 million of bank owned life insurance in the current period. Our total shareholders’ equity increased by $487 thousand during the three months, principally due to retention of net income of $435 thousand earned during the period and an increase of $22 thousand in market value, net of taxes, of investment securities available for sale. Our regulatory capital was successfully maintained at “well capitalized” levels throughout the period.

Results of Operations for the Three Months Ended March 31, 2007 and 2006

Overview. The Company achieved net income of $435 thousand or $0.12 per diluted share for the three months ended March 31, 2007 as compared with net income of $604 thousand or $0.16 per diluted share for the first quarter of 2006. Comparing the two periods, net income decreased by $169 thousand principally due to increases in non-interest expenses related to branch expansion initiatives. Earnings per share for the 2006 period have been restated to reflect the 5% stock dividend effective June 30, 2006.

Net Interest Income. Interest income increased by $1.7 million when comparing the first quarters of 2007 and 2006, while interest expense increased by $1.6 million, resulting in the increase in net interest income of $126 thousand. This increase in the level of our net interest income resulted principally from the 16.7% increase in the level of our average interest earning assets offset by a 38 basis point decline, period to period, in our net interest margin to 3.11%. The level of our average interest bearing liabilities experienced similar growth, increasing 20.6%. The increase in the level of our interest earning assets resulted primarily from our loan and investment securities growth offset by a decline in interest earning deposits in other banks from the year ago period.

Provision for Loan Losses. The provision for loan losses was $75 thousand for the three months ended March 31, 2007 compared with a provision of $293 thousand for the three months ended March 31, 2006. The decrease in the level of loan loss provision in the current period is due to recoveries of $127 thousand received in the current period along with moderated growth in lending related to a slow down in the real estate market. However, nonperforming loans as a percentage of total loans outstanding increased from 0.33% at March 31, 2006 to 0.39% at March 31, 2007 due to one large loan relationship. A total of $1.7 million in nonperforming assets are currently undergoing contract negotiations and are expected to close in the near future with no losses anticipated.

Non-Interest Income. Non-interest income increased to $310 thousand for the three months ended March 31, 2007 as compared with $240 thousand for the three months ended March 31, 2006. This increase in non-interest income resulted primarily from growth in income on bank owned life insurance, service fees and charges, and correspondent loan fees in the current period, as well as growth related increases.

Non-Interest Expenses. Non-interest expenses increased from $2.1 million for the first quarter of 2006 to $2.9 million for the first quarter of 2007, an increase of $795 thousand. A large component of this increase was a $422 thousand increase in salaries and employee benefits attributed to the addition of 22 full-time equivalent employees during the past year. This increase in employees is related to our expansion initiatives beginning with the opening of two new full service branches in Pender and Brunswick counties completed during April 2006 along with expansion of our administrative support services. We also have increases in our current salary expense related to staffing for two future branches scheduled for opening in the second quarter of 2007. Occupancy and equipment costs increased by $96 thousand related to the branch expansion previously mentioned. Other non-interest expense increased by $277 thousand from period to period, including increases of $123 thousand in audit and consulting fees associated with compliance with Section 404 of the Sarbanes Oxley Act of 2002, $61 thousand in advertising costs, $15 thousand in data processing and check processing costs along with other expenses associated with growth related changes.

Income Taxes. The Company recorded an income tax expense of $144 thousand for the three months ended March 31, 2007 compared to $356 thousand for the same period in 2006. The effective tax rate for the 2007 period was 24.9% versus 37.1% for the 2006 period. The lower effective tax rate for the 2007 period is primarily the result of an overall greater proportion of pre-tax income being comprised of non-taxable income earned on bank owned life insurance and municipal securities.

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

	At March 31, 2007	At December 31,
		2006	2005
	(Dollars in thousands)
Nonaccrual loans	$1,343	$350	$1,174
Restructured loans	—	—	—

Total nonperforming loans	1,343	350	1,174
Real estate owned	616	616	—

Total nonperforming assets	$1,959	$966	$1,174

Accruing loans past due 90 days or more	$—	$—	$—
Allowance for loan losses	4,738	4,536	3,510
Nonperforming loans to period end loans	0.39%	0.10%	0.42%
Allowance for loan losses to period end loans	1.37%	1.36%	1.26%
Allowance for loan losses to nonperforming loans	352.79%	1296.00%	298.98%
Nonperforming assets to total assets	0.44%	0.23%	0.34%

Our nonperforming loans increased by $993 thousand, or by approximately 283.7%, from December 31, 2006 to March 31, 2007 primarily due to one large relationship of $1.1 million or 83.2% of the total nonperforming loans. The commercial real estate that secures the loan is currently being offered for sale and based on our assessment of the property value, we do not anticipate any loss of principal related to this loan. The amount of nonperforming loans as a percentage of our total loans increased from 0.10% to 0.39% during the same period due to the large loan relationship previously mentioned. At March 31, 2007, we had other real estate owned of $616 thousand. We are in the process of negotiating the terms of a sale of that property, and, based on our internal assessment of the value of the property, we do not expect to incur a loss on the sale.

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

Total foregone interest on nonaccrual loans was approximately $156 thousand and $82 thousand at March 31, 2007 and 2006, respectively.

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

	At March 31,		At December 31,
	2007		2006		2005
	Amount	% of total loans (1)	Amount	% of total loans (1)	Amount	% of total loans (1)

	(Dollars in thousands)
Balance applicable to:
Commercial and industrial	$204	4.0%	$286	4.4%	$410	5.2%
Real estate—mortgage	4,382	86.2%	4,116	85.7%	2,611	84.8%
Consumer loans	45	0.8%	38	0.7%	38	1.3%
Home equity lines of credit	40	9.0%	27	9.2%	298	8.7%

Total allocated	4,671	100.0%	4,467	100.0%	3,357	100.0%

Unallocated	67		69		153

Total	$4,738		$4,536		$3,510

(1)	Represents total of all outstanding loans in each category as a percent of total loans outstanding.

The following table sets forth for the periods indicated information regarding changes in our allowance for loan losses.

	At or for the Three Months Ended March 31,		At or for the Years Ended December 31,
	2007	2006	2006	2005
	(Dollars in thousands)
Balance at beginning of period	$4,536	$3,510	$3,510	$2,106

Charge-offs:
Real estate—mortgage	—	—	—	—
Home equity lines of credit	—	(92)	(92)	(43)
Commercial and industrial	—	(290)	(292)	(131)
Consumer loans	—	(20)	(23)	(10)

Total charge-offs	—	(402)	(407)	(184)

Recoveries:
Real estate—mortgage	1	1	—	4
Home equity lines of credit	—	—	4	74
Commercial and industrial	126	—	84	10
Consumer loans	—	—	5	1

Total recoveries	127	1	93	89

Net (charge-offs) recoveries	127	(401)	(314)	(95)
Provision for loan losses	75	293	1,340	1,499

Balance at end of period	$4,738	$3,402	$4,536	$3,510

Ratio of net loan charge-offs to average loans outstanding	-0.04%	0.14%	0.10%	0.04%
Ratio of allowance for loan losses to loans outstanding at period-end	1.37%	1.17%	1.36%	1.26%

Liquidity and Capital Resources

Our sources of funds are customer deposits, cash and demand balances due from other banks, interest-earning deposits in other banks, investment securities available for sale, brokered time deposits and borrowings from the Federal Home Loan Bank and other correspondent banks. These funds, together with loan repayments, are used to make loans and to fund continuing operations. In addition, at March 31, 2007, we had credit availability with the Federal Home Loan Bank of Atlanta (“FHLB”) of approximately $67.2 million and credit lines with various financial institutions in the amount of $11.5 million. We had $28.0 million in borrowings outstanding under these credit facilities at March 31, 2007. In addition, the Company had $10.3 million in subordinated long-term debt payable to its unconsolidated subsidiary, BKWW Statutory Trust I (the “Trust”) in connection with the Trust’s issuance of trust preferred securities in October 2005. Total deposits were $380.1 million and $353.6 million at March 31, 2007 and December 31, 2006, respectively. Because loan demand has exceeded the rate of growth in core deposits, we have relied heavily on time deposits as a source of funds. Certificates of deposit are the only deposit accounts that have stated maturity dates, and those deposits are generally considered to be rate sensitive. At March 31, 2007 and December 31, 2006, time deposits represented 73.4% and 75.8%, respectively, of total deposits. Certificates of deposit of $100 thousand or more represented

38.0% and 38.1% of total deposits at March 31, 2007 and December 31, 2006, respectively. The Bank advertises its certificate of deposit rates on the Internet, and we also obtain time deposits through deposit brokers. On March 31, 2007, those out-of-market deposits amounted to $105.9 million, or approximately 27.9% of total deposits and approximately 38.0% of total certificates of deposit. With the exception of these out-of-market deposits, management believes most of our other time deposits are relationship-oriented, but it will be necessary to pay competitive rates to retain those deposits at their maturities. Brokered deposits represent a source of fixed rate funds priced competitively with Federal Home Loan Bank borrowings but do not require collateralization like Federal Home Loan Bank borrowings. Based upon prior experience, management anticipates that a substantial portion of our outstanding certificates of deposit, including out-of-market deposits, will renew upon maturity.

Management anticipates that we will rely primarily upon customer deposits, loan repayments and current earnings to provide liquidity, and will use funds thus generated to make loans and to purchase securities, primarily securities issued by the federal government and its agencies, mortgage-backed securities, and municipal bonds. As of March 31, 2007, liquid assets (cash and due from banks, interest-earning bank deposits, time deposits in other banks and investment securities available for sale) were approximately $88.0 million, which represented 19.6% of total assets and 23.2% of total deposits. At March 31, 2007, outstanding commitments to extend credit were $18.4 million and available line of credit balances totaled $67.6 million. Management believes that the combined aggregate liquidity position of the Company is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

We are subject to minimum capital requirements. The following table indicates the Company’s capital ratios at March 31, 2007. All capital ratios place the Company and the Bank in excess of the minimum necessary to be deemed “well capitalized” under regulatory guidelines.

	At March 31, 2007
	Actual Ratio	Minimum Requirement	Well Capitalized Requirement
Total risk-based capital ratio…	11.43%	8.0%	10.0%
Tier 1 risk-based capital ratio……	9.82%	4.0%	6.0%
Leverage ratio………	8.50%	4.0%	5.0%

Forward-Looking Information

This Report and its exhibits contain statements relating to our financial condition, results of operations, plans, strategies, trends, projections of results of specific activities or investments, expectations or beliefs about future events or results, and other statements that are not descriptions of historical facts. Those statements may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by terms such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “forecasts,” “potential” or “continue,” or similar terms or the negative of these terms, or other statements concerning opinions or judgments of our management about future events. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed in our Annual Report on Form 10-K and in other reports we file with the Securities and Exchange Commission from time to time. Copies of those reports are available directly through the Commission’s website at www.sec.gov. Other factors that could influence the accuracy of those forward-looking statements include, but are not limited to: (a) the financial success or changing strategies of our customers; (b) customer acceptance of our services, products and fee structure; (c) changes in competitive pressures among depository and other financial institutions or in our ability to compete effectively against larger financial institutions in our banking market; (d) actions of government regulators, or changes in laws, regulations or accounting standards, that adversely affect our business; (e) our ability to manage our growth and to underwrite increasing volumes of loans; (f) the impact on our profits of increased staffing and expenses resulting from expansion; (g) changes in the interest rate environment and the level of market interest rates that reduce our net interest margin and/or the volumes and values of loans we make and securities we hold; (h) weather and similar conditions, particularly the effect of hurricanes on our banking and operations facilities and on our customers and the coastal communities in which we do business; (i) changes in general economic or business conditions and the real estate market in our banking market (particularly changes that affect our loan portfolio, the abilities of our borrowers to repay their loans, and the values of loan collateral); and (j) other developments or changes in our business that we do not expect. Although our management believes that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. All forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statements in this paragraph. We have no obligation, and do not intend to update these forward-looking statements.

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

Management of the Company actively monitors interest rate risk through the development of and adherence to the Company’s asset/liability management policy. The Company also has established a Board Asset Liability Management Committee (“BALCO”) which monitors interest rate risk exposure, liquidity and funding strategies to ensure that their potential impact is within approved guidelines.

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

Along with the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. In addition to the risks described in our Annual Report on Form 10-K and investment risks that apply in the case of any financial institution, our business, financial condition and operating results could be harmed by other risks, including risks we have not yet identified or that we may believe are immaterial or unlikely.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Debt

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

During February 2007, R. James MacLaren was appointed to serve as the Bank’s Chief Credit Officer, effective March 1, 2007. In that position, he replaced Larry W. Flowers, age 65, who had served as our Executive Vice President and the Bank’s Senior Vice President and Chief Credit Officer. Mr. Flowers continues as a part-time employee of the Bank in the role of Senior Management Advisor. In addition, during February 2007, A. Mark Tyler was appointed to serve as the Bank’s Chief Banking Officer, effective March 1, 2007.

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

CAPE FEAR BANK CORPORATION

Date: May 14, 2007	By:	/s/ Cameron Coburn
Cameron Coburn
President and Chief Executive Officer

Date: May 14, 2007	By:	/s/ Betty V. Norris
Betty V. Norris
Chief Financial Officer