Form 10-Q
period 2007-06-30
Cape Fear Bank CORP
filed 2007-08-10
CIK 1334872

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of August 6, 2007 was 3,766,295

Part I. FINANCIAL INFORMATION

Item 1	Financial Statements

CAPE FEAR BANK CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2007 (Unaudited)	December 31, 2006*
	(In thousands, except share data)
ASSETS
Cash and due from banks	$7,375	$7,209
Interest earning deposits in other banks	4,322	1,639
Investment securities available for sale, at fair value	72,293	69,565
Time deposits in other banks	298	298
Loans	341,030	334,409
Allowance for loan losses	(4,746)	(4,536)

NET LOANS	336,284	329,873
Accrued interest receivable	2,191	2,195
Premises and equipment, net	3,447	2,954
Stock in Federal Home Loan Bank of Atlanta, at cost	2,159	2,081
Foreclosed real estate and repossessions	—	616
Bank owned life insurance	9,673	5,491
Other assets	3,300	2,964

TOTAL ASSETS	$441,342	$424,885

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Demand	$34,497	$33,066
Savings	6,890	11,154
Money market and NOW	65,463	41,317
Time	264,065	268,080

TOTAL DEPOSITS	370,915	353,617
Short-term borrowings	—	3,000
Long-term borrowings	40,310	38,310
Accrued interest payable	760	745
Accrued expenses and other liabilities	1,930	2,161

TOTAL LIABILITIES	413,915	397,833

Shareholders' Equity
Common stock, $3.50 par value, 12,500,000 shares authorized;
3,766,020 and 3,586,780 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	13,181	12,554
Additional paid-in capital	13,997	12,739
Accumulated retained earnings	1,197	2,092
Accumulated other comprehensive loss	(948)	(333)

TOTAL SHAREHOLDERS' EQUITY	27,427	27,052

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$441,342	$424,885

*	Derived from audited financial statements

See accompanying notes.

CAPE FEAR BANK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$7,107	$5,983	$14,019	$11,385
Investment securities available for sale	859	695	1,697	1,285
Other interest-earning assets	103	79	200	253

TOTAL INTEREST INCOME	8,069	6,757	15,916	12,923

INTEREST EXPENSE
Money market, NOW and savings deposits	646	369	1,194	678
Time deposits	3,593	2,685	7,139	5,108
Short-term borrowings	2	57	44	59
Long-term borrowings	552	476	1,052	822

TOTAL INTEREST EXPENSE	4,793	3,587	9,429	6,667

NET INTEREST INCOME	3,276	3,170	6,487	6,256

PROVISION FOR LOAN LOSSES	—	391	75	684

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	3,276	2,779	6,412	5,572

NON-INTEREST INCOME
Service fees and charges	169	248	334	399
Gain/(loss) on sale of investments	(7)	(9)	(4)	(18)
Income from bank owned life insurance	99	48	181	95
Other	80	50	141	102

NON-INTEREST INCOME	341	337	652	578

NON INTEREST EXPENSE
Salaries and employee benefits	1,661	1,230	3,210	2,283
Occupancy and equipment	450	374	873	701
Other	865	676	1,761	1,370

TOTAL NON-INTEREST EXPENSE	2,976	2,280	5,844	4,354

INCOME BEFORE INCOME TAXES	641	836	1,220	1,796
INCOME TAXES	142	314	287	670

NET INCOME	$499	$522	$933	$1,126

NET INCOME PER COMMON SHARE*
Basic	$0.13	$0.14	$0.25	$0.30

Diluted	$0.13	$0.13	$0.24	$0.29

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING*
Basic	3,765,955	3,765,844	3,765,901	3,765,844
Effect of dilutive stock options	78,411	132,371	85,055	115,342

Diluted	3,844,366	3,898,215	3,850,956	3,881,186

*	All per share and outstanding share data has been restated for the 5% stock dividend distributed 6/29/07

See accompanying notes.

CAPE FEAR BANK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30
	2007	2006
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$933	$1,126
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	257	220
Provision for loan losses	75	684
Loss on disposal of equipment	3	5
Loss on sale of investments	4	18
Income from bank owned life insurance	(181)	(95)
Stock based compensation	59	59
Change in assets and liabilities:
(Increase) decrease in other assets	8	(150)
(Increase) decrease in accrued interest receivable	4	(215)
Increase in accrued interest payable	15	215
Decrease in accrued expenses and other liabilities	(344)	(347)

NET CASH PROVIDED BY OPERATING ACTIVITIES	833	1,520

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities available for sale	(13,376)	(14,659)
Proceeds from calls and maturities of securities available for sale	2,900	2,375
Proceeds from sales of securities available for sale	6,745	1,144
Net increase in loans	(5,747)	(37,053)
Net expenditures on foreclosed real estate	(10)	—
Purchase of bank owned life insurance	(4,000)	—
Purchases of bank premises and equipment	(714)	(951)
Purchase of time deposits in other banks	—	(99)
Net purchases of FHLB stock	(78)	(664)

NET CASH USED BY INVESTING ACTIVITIES	(14,280)	(49,907)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	17,298	45,114
Net increase (decrease) in borrowings	(1,000)	8,500
Cash paid for fractional shares	(3)	—
Net proceeds from exercise of stock options	1	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	16,296	53,614

NET INCREASE IN
CASH AND CASH EQUIVALENTS	2,849	5,227
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,848	7,273

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,697	$12,500

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$9,414	$6,452
Cash paid for income taxes	454	1,570

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
FINANCING ACTIVITIES
Loans to facilitate the sale of foreclosed real estate	$740	$—
Unrealized holding losses on available-for-sale securities, net of taxes	(615)	(673)

CAPE FEAR BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—BASIS OF PRESENTATION

In management’s opinion, the financial information included in these unaudited consolidated financial statements reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six month periods ended June 30, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of Cape Fear Bank Corporation (the “Company”) and its wholly owned subsidiary, Cape Fear Bank (the “Bank”). Because the financial statements are presented on a consolidated basis, the Company and the Bank are collectively referred to as the “Company” unless otherwise noted. All significant inter-company transactions and balances are eliminated in consolidation. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

Other information about the Company and the Bank, including their organization, business and accounting policies, is contained in the notes to the consolidated financial statements filed as part of the Company’s 2006 annual report on Form 10-K. This quarterly report should be read in conjunction with such annual report.

NOTE B —COMMITMENTS

At June 30, 2007, loan commitments are as follows:

(In thousands)
Undisbursed lines of credit	$62,248
Commitments to extend credit	23,016
Letters of credit	794

NOTE C—NET INCOME PER COMMON SHARE

Basic and diluted net income per share has been computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for 5% stock dividends distributed on June 29, 2007 and June 30, 2006. Diluted net income per share reflects the potential dilution that could occur if outstanding stock options were exercised.

NOTE D—COMPREHENSIVE INCOME (LOSS)

A summary of comprehensive income (loss) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Net income	$499	$522	$933	$1,126

Other comprehensive loss:
Unrealized loss on investment securities available for sale arising during the period	(1,043)	(887)	(1,004)	(1,114)
Tax effect	401	341	387	429
Reclassification of losses recognized in net income	7	9	4	18
Tax effect	(3)	(3)	(2)	(6)

Total other comprehensive loss	(638)	(540)	(615)	(673)

Total comprehensive income (loss)	$(139)	$(18)	$318	$453

CAPE FEAR BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E—STOCK BASED COMPENSATION

The Company has three share-based compensation plans in effect at June 30, 2007. The compensation cost that has been charged against income for those plans was approximately $30 thousand and $59 thousand for the three and six months ended June 30, 2007. There has been no deferred tax asset recorded due to the fact that stock based compensation expense results solely from incentive stock options.

A summary of option activity under the stock option plans as of June 30, 2007 and changes during the six month period ended June 30, 2007 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	435,021	$7.35
Exercised	(248)	3.78
Authorized	—	—
Forfeited	(5,995)	9.62
Granted	—	—

Outstanding at June 30, 2007	428,778	$7.32	4.83 years	$1,325,000

Exerciseable at June 30, 2007	344,081	$6.72	4.04 years	$1,270,000

There were 248 options exercised during the six months ended June 30, 2007 and none in 2006. There were 5,995 options forfeited during the six months ended June 30, 2007 and none in 2006. For the six months ended June 30, 2007, the intrinsic value of options exercised was approximately $2 thousand.

On May 17, 2007, the Company adopted the 2007 Omnibus Equity Plan, which provides for the issuance of up to an aggregate of 243,042 shares of common stock of the Company pursuant to stock options, restricted stock, and other awards granted or issued under its terms. This plan includes 89,041 new shares available and 154,001 shares that were available for stock option grants under the previously existing 1999 Incentive Stock Option Plan and 1999 Nonstatutory Stock Option Plan. No additional stock options will be granted under those prior plans. There have not been any awards granted to date under the new plan. The Company does not typically purchase shares to fulfill the obligations of the stock benefit plans. Under the 2007 Omnibus Equity Plan, the Plan Committee may establish different terms and conditions for each type of award granted to an Employee or Director. The 2007 Omnibus Equity Plan will be in effect for ten years after date of approval.

NOTE F—INCOME TAXES

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

CAPE FEAR BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE G—RECENT ACCOUNTING PRONOUNCEMENTS

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

CAPE FEAR BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of the consolidated financial condition and results of operations of Cape Fear Bank Corporation (the “Company”). The analysis includes detailed discussions for each of the factors affecting the Company’s operating results and financial condition for the periods ended June 30, 2007 and 2006. The following discussion should be read in conjunction with the Company's financial statements and the notes thereto located in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Because the Company has no separate operations and conducts no business on its own other than owning Cape Fear Bank, the discussion contained in this Management’s Discussion and Analysis concerns primarily the business of the Bank. However, for ease of reading and because the financial statements are presented on a consolidated basis, the Company and the Bank are collectively referred to herein as the Company unless otherwise noted. All significant inter-company transactions and balances are eliminated in consolidation.

Financial Condition at June 30, 2007 and December 31, 2006

During the first six months of 2007, our total consolidated assets increased from $424.9 million to $441.3 million, an increase of $16.4 million or 3.9%. This increase in assets was funded by an increase in deposits, primarily money market and NOW accounts from our local market, which increased by $24.1 million, offset by a $4.0 million decline in higher-cost time deposits. Total customer deposits increased by $17.3 million during the same six-month period. Liquidity provided by this deposit growth, combined with our net income for the six-month period of $933 thousand, provided for growth of $2.7 million in interest-earning deposits in other banks, $2.7 million in investment securities available for sale, and $6.6 million in total loans receivable during the period. Also, we purchased an additional $4.0 million of bank owned life insurance in the current period. In addition, short-term borrowings decreased by $3.0 million and long-term borrowings increased by $2.0 million during the first half of 2007. Our total shareholders' equity increased by $375 thousand during the six months, principally due to retention of net income of $933 thousand earned during the period, $59 thousand of stock based compensation expense and offset by a decrease of $615 thousand in market value, net of taxes, of investment securities available for sale. Our regulatory capital was successfully maintained at "well capitalized" levels throughout the period.

Results of Operations for the Three Months Ended June 30, 2007 and 2006

Overview. The Company achieved net income of $499 thousand or $0.13 per diluted share for the three months ended June 30, 2007 as compared with net income of $522 thousand or $0.13 per diluted share for the second quarter of 2006. Comparing the two periods, net income decreased by $23 thousand principally due to increases in non-interest expenses related to branch expansion initiatives. Earnings per share for the 2006 period have been restated to reflect the 5% stock dividend distributed June 29, 2007.

Net Interest Income. Interest income increased by $1.3 million when comparing the second quarters of 2007 and 2006, while interest expense increased by $1.2 million, resulting in the increase in net interest income of $106 thousand. This increase in the level of our net interest income resulted principally from the 14.7% increase in the level of our average interest earning assets offset by a 34 basis point decline, period to period, in our net interest margin to 3.08%. The increase in the level of our interest earning assets resulted primarily from our loan and investment securities growth offset by a decline in interest earning deposits in other banks from the year ago period. The level of our average interest bearing liabilities experienced similar growth, increasing 17.7%.

Provision for Loan Losses. No provision for loan losses was recorded for the three months ended June 30, 2007 compared with a provision of $391 thousand for the three months ended June 30, 2006. The decrease in the level of loan loss provision in the current period is due to moderated growth in lending related to a slow down in the real estate market. However, nonperforming loans as a percentage of total loans outstanding increased from 0.29% at June 30, 2006 to 0.39% at June 30, 2007 due to one large loan relationship. The commercial real estate securing the loan, totaling $1.1 million, is currently under contract to be sold and is expected to do so prior to the end of the third quarter 2007 with no anticipated loss of principal. Accordingly, this trend in nonperforming loans has not had a significantly adverse impact on our loan loss provision.

Non-Interest Income. Non-interest income increased to $341 thousand for the three months ended June 30, 2007 as compared with $337 thousand for the three months ended June 30, 2006. This increase in non-interest income resulted primarily from growth in income on bank owned life insurance and correspondent loan fees, as well as growth related increases, offset by a decrease in service fees and charges.

Non-Interest Expenses. Non-interest expenses increased from $2.3 million for the second quarter of 2006 to $3.0 million for the second quarter of 2007, an increase of $696 thousand. A large component of this increase was a $431 thousand increase in salaries and employee benefits attributed to the addition of 25 full-time equivalent employees during the past year. This increase in employees is related to our enhancement of our administrative support services along with the opening of our third New Hanover County branch, which opened in May 2007, and a loan production office converting to a full-service branch scheduled for the third quarter of 2007. Occupancy and equipment costs increased by $76 thousand related to the branch expansion previously mentioned. Other non-interest expense increased by $189 thousand from period to period, including increases of $81 thousand in consulting fees associated with compliance with Section 404 of the Sarbanes Oxley Act of 2002 and $28 thousand in data processing and check processing costs along with other expenses associated with growth related changes.

Income Taxes. The Company recorded an income tax expense of $142 thousand for the three months ended June 30, 2007 compared to $314 thousand for the same period in 2006. The effective tax rate for the 2007 period was 22.2% versus 37.6% for the 2006 period. The lower effective tax rate for the 2007 period is primarily the result of an overall greater proportion of pre-tax income being comprised of non-taxable income earned on bank owned life insurance and municipal securities.

Results of Operations for the Six Months Ended June 30, 2007 and 2006

Overview. The Company achieved net income of $933 thousand or $0.24 per diluted share for the six months ended June 30, 2007 as compared with net income of $1.1 million or $0.29 per diluted share for the same period of 2006. Comparing the two periods, net income decreased by $193 thousand principally due to increases in non-interest expenses related to branch expansion initiatives. Earnings per share for the 2006 period have been restated to reflect the 5% stock dividend distributed June 29, 2007.

Net Interest Income. Interest income increased by $3.0 million when comparing the first halves of 2007 and 2006, while interest expense increased by $2.8 million, resulting in the increase in net interest income of $231 thousand. This increase in the level of our net interest income resulted principally from the 15.7% increase in the level of our average interest earning assets offset by a 36 basis point decline, period to period, in our net interest margin to 3.09%. The increase in the level of our interest earning assets resulted primarily from our loan and investment securities growth offset by a decline in interest earning deposits in other banks from the year ago period. The level of our average interest bearing liabilities experienced similar growth, increasing 19.2%.

Provision for Loan Losses. The provision for loan losses was $75 thousand for the six months ended June 30, 2007 compared with a provision of $684 thousand for the six months ended June 30, 2006. The decrease in the level of loan loss provision in the current period is due to net recoveries of $135 thousand received in the current period along with moderated growth in lending related to a slow down in the real estate market. However, nonperforming loans as a percentage of total loans outstanding increased from 0.29% at June 30, 2006 to 0.39% at June 30, 2007 due to one large loan relationship. The commercial real estate securing the loan, totaling $1.1 million, is under contract to be sold and is expected to do so before the end of the third quarter 2007 with no anticipated loss of principal.

Non-Interest Income. Non-interest income increased to $652 thousand for the six months ended June 30, 2007 as compared with $578 thousand for the six months ended June 30, 2006. This increase in non-interest income resulted primarily from growth in income on bank owned life insurance and correspondent loan fees in the current period, as well as growth related increases, offset by a decrease in service fees and charges.

Non-Interest Expenses. Non-interest expenses increased from $4.4 million for the first half of 2006 to $5.8 million for the first half of 2007, an increase of $1.4 million. A large component of this increase was a $927 thousand increase in salaries and employee benefits attributed to the addition of 25 full-time equivalent employees during the past year. This increase in employees is related to the expansion of our administrative support services along with the opening of our third New Hanover County branch, which opened in May 2007, and a loan production office converting to a full-service branch scheduled for the third quarter of 2007. Occupancy and equipment costs increased by $172 thousand related to the branch expansion previously mentioned. Other non-interest expense increased by $391 thousand from period to period, including increases of $204 thousand in audit and consulting fees associated with compliance with Section 404 of the Sarbanes Oxley Act of 2002, $43 thousand in data processing and check processing costs, and $37 thousand in advertising costs along with other expenses associated with growth related changes.

Income Taxes. The Company recorded an income tax expense of $287 thousand for the six months ended June 30, 2007 compared to $670 thousand for the same period in 2006. The effective tax rate for the 2007 period was 23.5% versus 37.3% for the 2006 period. The lower effective tax rate for the 2007 period is primarily the result of an overall greater proportion of pre-tax income being comprised of non-taxable income earned on bank owned life insurance and municipal securities.

Asset Quality

Maintaining a high level of asset quality is a primary goal in our lending function, and we employ a formal internal loan review process to ensure adherence to the lending policies approved by our Board of Directors. A systematic evaluation process fundamentally drives the function of determining the allowance for loan losses. This ongoing process serves as the basis for determining, on a monthly basis, the allowance for loan losses and any resulting provision to be charged against earnings. Consideration is given to historical loan loss experience, the value and adequacy of collateral, economic conditions in our market area and other factors. For loans determined to be impaired, the allowance is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The allowance for loan losses represents management's estimate of the appropriate level of reserve to provide for probable losses inherent in the loan portfolio.

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

	At June 30,	At December 31,
	2007	2006	2005
	(Dollars in thousands)
Nonaccrual loans	$1,320	$350	$1,174
Restructured loans	—	—	—

Total nonperforming loans	1,320	350	1,174
Real estate owned	—	616	—

Total nonperforming assets	$1,320	$966	$1,174

Accruing loans past due 90 days or more	$—	$—	$—
Allowance for loan losses	4,746	4,536	3,510
Nonperforming loans to period end loans	0.39%	0.10%	0.42%
Allowance for loan losses to period end loans	1.39%	1.36%	1.26%
Allowance for loan losses to nonperforming loans	359.55%	1296.00%	298.98%
Nonperforming assets to total assets	0.30%	0.23%	0.34%

Our nonperforming loans increased by $970 thousand, or by approximately 277.1%, from December 31, 2006 to June 30, 2007 primarily due to one large relationship of $1.1 million or 83.3% of the total nonperforming loans. The commercial real estate that secures the loan is currently under contract and based on our assessment of the property value, we do not anticipate any loss of principal related to this loan. The amount of nonperforming loans as a percentage of our total loans increased from 0.10% to 0.39% during the same period due to the large loan relationship previously mentioned. During the second quarter 2007, $616 thousand of foreclosed real estate was sold for $740 thousand, which the Company financed and recorded a $114 thousand deferred gain. The gain will be recognized as principal payments are collected.

Our financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on our loan portfolio, unless a loan is placed on a nonaccrual basis. Loans are placed on a nonaccrual basis when they become 90 days past due or whenever we believe that collection has become doubtful. Amounts received on non-accrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower's weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur. Loans are charged off when the collection of principal and interest has become doubtful and the loans no longer can be considered sound collectible assets (or, in the case of unsecured loans, when they become 90 days past due).

Total foregone interest on nonaccrual loans was approximately $197 thousand and $95 thousand at June 30, 2007 and 2006, respectively.

Allowance for Loan Losses. The allowance for loan losses is maintained at a level considered adequate by management to provide for probable loan losses based on management's assessment of various factors affecting the loan portfolio, including a review of problem loans, business conditions and loss experience and an overall evaluation of the quality of the underlying collateral. The allowance is increased by provisions charged to operations and reduced by loans charged off, net of recoveries.

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

	At June 30,		At December 31,
	2007		2006		2005
	Amount	% of total loans (1)	Amount	% of total loans (1)	Amount	% of total loans (1)
	(Dollars in thousands)
Balance applicable to:
Commercial and industrial	$200	4.1%	$286	4.4%	$410	5.2%
Real estate—mortgage	4,311	85.6%	4,116	85.7%	2,611	84.8%
Consumer loans	49	0.8%	38	0.7%	38	1.3%
Home equity lines of credit	40	9.5%	27	9.2%	298	8.7%

Total allocated	4,600	100.0%	4,467	100.0%	3,357	100.0%

Unallocated	146		69		153

Total	$4,746		$4,536		$3,510

(1)	Represents total of all outstanding loans in each category as a percent of total loans outstanding.

The following table sets forth for the periods indicated information regarding changes in our allowance for loan losses.

	At or for the Six Months Ended June 30,		At or for the Years Ended December 31,
	2007	2006	2006	2005
	(Dollars in thousands)
Balance at beginning of period	$4,536	$3,510	$3,510	$2,106
Charge-offs:
Real estate—mortgage	—	—	—	—
Home equity lines of credit	—	(92)	(92)	(43)
Commercial and industrial	—	(290)	(292)	(131)
Consumer loans	(2)	(20)	(23)	(10)

Total charge-offs	(2)	(402)	(407)	(184)

Recoveries:
Real estate—mortgage	2	2	—	4
Home equity lines of credit	—	—	4	74
Commercial and industrial	135	69	84	10
Consumer loans	—	5	5	1

Total recoveries	137	76	93	89

Net (charge-offs) recoveries	135	(326)	(314)	(95)
Provision for loan losses	75	684	1,340	1,499

Balance at end of period	$4,746	$3,868	$4,536	$3,510

Ratio of net loan charge-offs to average loans outstanding	(0.08)%	0.22%	0.10%	0.04%
Ratio of allowance for loan losses to loans outstanding at period-end	1.39%	1.23%	1.36%	1.26%

Liquidity and Capital Resources

Our sources of funds are customer deposits, cash and demand balances due from other banks, interest-earning deposits in other banks, investment securities available for sale, brokered time deposits and borrowings from the Federal Home Loan Bank and other correspondent banks. These funds, together with loan repayments, are used to make loans and to fund continuing operations. In addition, at June 30, 2007, we had credit availability with the Federal Home Loan Bank of Atlanta (“FHLB”) of approximately $66.1 million and credit lines with various financial institutions in the amount of $11.5 million. We had $30.0 million in borrowings outstanding under FHLB advances at June 30, 2007. In addition, the Company had $10.3 million in subordinated long-term debt payable to its unconsolidated subsidiary, BKWW Statutory Trust I (the “Trust”) in connection with the Trust’s issuance of trust preferred securities in October 2005. Total deposits were $370.9 million and $353.6 million at June 30, 2007 and December 31, 2006, respectively. Because loan demand has exceeded the rate of growth in core deposits, we have relied heavily on time deposits as a source of funds. Certificates of deposit are the only deposit accounts that have stated maturity dates, and those deposits are generally considered to be rate sensitive. At June 30, 2007 and December 31, 2006, time deposits represented 71.2% and 75.8%, respectively, of total deposits. Certificates of deposit of $100 thousand or more represented 37.7% and 38.1% of total deposits at June 30, 2007 and December 31, 2006, respectively. The Company advertises its certificate of deposit rates on the Internet, and we also obtain time deposits through deposit brokers. On June 30, 2007, those out-of-market deposits amounted to $115.6 million, or approximately 31.2% of total deposits and approximately 43.8% of total certificates of deposit. With the exception of these out-of-market deposits, management believes most of our other time deposits are relationship-oriented, but it will be necessary to pay competitive rates to retain those deposits at their maturities. Brokered deposits represent a source of fixed rate funds priced competitively with Federal Home Loan Bank borrowings but do not require collateralization like Federal Home Loan Bank borrowings. Based upon prior experience, management anticipates that a substantial portion of our outstanding certificates of deposit, including out-of-market deposits, will renew upon maturity.

Management anticipates that we will rely primarily upon customer deposits, loan repayments and current earnings to provide liquidity, and will use funds thus generated to make loans and to purchase securities, primarily securities issued by the federal government and its agencies, mortgage-backed securities, and municipal bonds. As of June 30, 2007, liquid assets (cash and due from banks, interest-earning bank deposits, time deposits in other banks and investment securities available for sale) were approximately $84.3 million, which represented 19.1% of total assets and 22.7% of total deposits. At June 30, 2007, outstanding commitments to extend credit were $23.0 million and available line of credit balances totaled $63.1 million. Management believes that the combined aggregate liquidity position of the Company is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

We are subject to minimum capital requirements. The following table indicates the Company’s capital ratios at June 30, 2007. All capital ratios place the Company and the Bank in excess of the minimum necessary to be deemed “well capitalized” under regulatory guidelines.

	At June 30, 2007
	Actual Ratio	Minimum Requirement	Well Capitalized Requirement
Total risk-based capital ratio	11.80%	8.0%	10.0%
Tier 1 risk-based capital ratio	10.40%	4.0%	6.0%
Leverage ratio	8.58%	4.0%	5.0%

Forward-Looking Information

This Report and its exhibits contain statements relating to our financial condition, results of operations, plans, strategies, trends, projections of results of specific activities or investments, expectations or beliefs about future events or results, and other statements that are not descriptions of historical facts. Those statements may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by terms such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “forecasts,” “potential” or “continue,” or similar terms or the negative of these terms, or other statements concerning opinions or judgments of our management about future events. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed in our Annual Report on Form 10-K and in other reports we file with the Securities and Exchange Commission from time to time. Copies of those reports are available directly through the Commission's website at www.sec.gov. Other factors that could influence the accuracy of those forward-looking statements include, but are not limited to: (a) the financial success or changing strategies of our customers; (b) customer acceptance of our services, products and fee structure; (c) changes in competitive pressures among depository and other financial institutions or in our ability to compete effectively against larger financial institutions in our banking market; (d) actions of government regulators, or changes in laws, regulations or accounting standards, that adversely affect our business; (e) our ability to manage our growth and to underwrite increasing volumes of loans; (f) the impact on our profits of increased staffing and expenses resulting from expansion; (g) changes in the interest rate environment and the level of market interest rates that reduce our net interest margin and/or the volumes and values of loans we make and securities we hold; (h) weather and similar conditions, particularly the effect of hurricanes on our banking and operations facilities and on our customers and the coastal communities in which we do business; (i) changes in general economic or business conditions and the real estate market in our banking market (particularly changes that affect our loan portfolio, the abilities of our borrowers to repay their loans, and the values of loan collateral); and (j) other developments or changes in our business that we do not expect. Although our management believes that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. All forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statements in this paragraph. We have no obligation, and do not intend to update these forward-looking statements.

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

Item 4T.	Controls and Procedures

An evaluation of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report has been performed by the Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

In connection with the above evaluation of the effectiveness of the Company's disclosure controls and procedures, no change in the Company's internal control over financial reporting was identified that occurred during the period covered by this report and that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The annual meeting of the Company’s shareholders was convened on May 17, 2007. The matters voted on, and the voting results, at the meeting were as follows:

1.	Election of the following seven nominees as directors of the Company for one year terms:

Nominee	For	Withheld	Broker Non-Votes
Cameron Coburn	2,807,269	214,030	-0-
Walter Lee Crouch, Jr.	2,808,752	212,547	-0-
Windell Daniels	2,780,237	241,062	-0-
Craig S. Relan	2,808,909	212,390	-0-
Jerry D. Sellers	2,808,909	212,390	-0-
John Davie Waggett	2,808,896	212,403	-0-
Walter O. Winter	2,808,909	212,390	-0-

2.	Proposal to Approve 2007 Omnibus Equity Plan.

For	Against	Abstain	Broker Non-Votes
1,022,371	1,003,320	22,837	972,771

3.	Ratification of the Audit Committee’s appointment of Dixon Hughes PLLC as the Company’s independent accountants for 2007:

For	Against	Abstain	Broker Non-Votes
3,002,020	7,427	11,852	-0-

Each of the seven nominees named above was elected as a director, and each of the other proposals listed above were approved by shareholders by the requisite number of votes.

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are being furnished or incorporated by reference with this report.

Exhibit No.	Description

10.01	2007 Omnibus Equity Plan (incorporated by reference from Exhibits to the Company’s Current Report on Form 8-K dated May 17, 2007)

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.1	Certification by the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification by the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPE FEAR BANK CORPORATION

Date: August 10, 2007	By:	/s/ Cameron Coburn
Cameron Coburn
President and Chief Executive Officer

Date: August 10, 2007	By:	/s/ Betty V. Norris
Betty V. Norris
Chief Financial Officer