Form 10-Q
period 2007-09-30
Cape Fear Bank CORP
filed 2007-11-14
CIK 1334872

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[ X ] Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

[    ] Transition Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the transition period ended

Commission File Number 000-51513

CAPE FEAR BANK CORPORATION

(Exact name of registrant as specified in its charter)

NORTH CAROLINA	20-3035898
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1117 MILITARY CUTOFF ROAD, WILMINGTON, NORTH CAROLINA 28405

(Address of principal executive office)

(910) 509-2000

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

Large accelerated filer                        Accelerated filer                                    Non-accelerated filer  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [    ] No [ X ]

The number of shares of the registrant’s common stock outstanding as of November 9, 2007 was 3,766,295

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

CAPE FEAR BANK CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006 *
	(Unaudited)
	(In thousands, except share data)
ASSETS

Cash and due from banks	$5,222	$7,209
Interest earning deposits in other banks	1,908	1,639
Investment securities available for sale, at fair value	71,836	69,565
Time deposits in other banks	298	298

Loans	357,962	334,409
Allowance for loan losses	(4,795)	(4,536)

NET LOANS	353,167	329,873

Accrued interest receivable	2,392	2,195
Premises and equipment, net	3,649	2,954
Stock in Federal Home Loan Bank of Atlanta, at cost	2,159	2,081
Foreclosed real estate and repossessions	2	616
Bank owned life insurance	9,774	5,491
Other assets	3,071	2,964

TOTAL ASSETS	$453,478	$424,885

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
Demand	$29,483	$33,066
Savings	6,187	11,154
Money market and NOW	67,782	41,317
Time	278,245	268,080

TOTAL DEPOSITS	381,697	353,617

Short-term borrowings	-	3,000
Long-term borrowings	40,310	38,310
Accrued interest payable	829	745
Accrued expenses and other liabilities	2,443	2,161

TOTAL LIABILITIES	425,279	397,833

Shareholders’ Equity
Common stock, $3.50 par value, 12,500,000 shares authorized;
3,766,295 and 3,586,780 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	13,182	12,554
Additional paid-in capital	14,018	12,739
Accumulated retained earnings	1,555	2,092
Accumulated other comprehensive loss	(556)	(333)

TOTAL SHAREHOLDERS' EQUITY	28,199	27,052

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$453,478	$424,885

*Derived from audited financial statements

See accompanying notes.

CAPE FEAR BANK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$7,280	$6,647	$21,299	$18,032
Investment securities available for sale	882	733	2,579	2,017
Other interest-earning assets	55	97	255	350

TOTAL INTEREST INCOME	8,217	7,477	24,133	20,399

INTEREST EXPENSE
Money market, NOW and savings deposits	709	466	1,903	1,144
Time deposits	3,596	3,177	10,735	8,285
Short-term borrowings	15	46	59	103
Long-term borrowings	549	437	1,601	1,261

TOTAL INTEREST EXPENSE	4,869	4,126	14,298	10,793

NET INTEREST INCOME	3,348	3,351	9,835	9,606

PROVISION FOR LOAN LOSSES	50	436	125	1,120

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	3,298	2,915	9,710	8,486

NON-INTEREST INCOME
Service fees and charges	191	161	525	468
Loss on sale of investments	(7)	-	(11)	(18)
Income from bank owned life insurance	101	49	282	144
Other	43	57	184	252

NON-INTEREST INCOME	328	267	980	846

NON INTEREST EXPENSE
Salaries and employee benefits	1,683	1,228	4,893	3,511
Occupancy and equipment	542	417	1,415	1,118
Other	968	748	2,729	2,118

TOTAL NON-INTEREST EXPENSE	3,193	2,393	9,037	6,747

INCOME BEFORE INCOME TAXES	433	789	1,653	2,585

INCOME TAXES	74	231	361	901

NET INCOME	$359	$558	$1,292	$1,684

NET INCOME PER COMMON SHARE*
Basic	$0.10	$0.15	$0.34	$0.45

Diluted	$0.09	$0.14	$0.34	$0.43

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING*
Basic	3,766,224	3,766,080	3,766,010	3,765,923
Effect of dilutive stock options	67,233	146,102	77,832	125,595

Diluted	3,833,457	3,912,182	3,843,842	3,891,518

*All per share and outstanding share data has been restated for the 5% stock dividend distributed 6/29/07

See accompanying notes.

CAPE FEAR BANK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30
	2007	2006
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,292	$1,684
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	427	338
Provision for loan losses	125	1,120
Loss on disposal of equipment	3	5
Loss on sale of investments	11	18
Income from bank owned life insurance	(282)	(144)
Stock based compensation	79	89
Change in assets and liabilities:
Decrease (increase) in other assets	32	(382)
Increase in accrued interest receivable	(197)	(513)
Increase in accrued interest payable	84	377
Increase (decrease) in accrued expenses and other liabilities	168	(148)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,742	2,444

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities available for sale	(16,897)	(19,716)
Proceeds from calls and maturities of securities available for sale	4,323	4,019
Proceeds from sales of securities available for sale	9,930	1,144
Net increase in loans	(22,680)	(51,718)
Net expenditures on foreclosed real estate	(10)	-
Purchase of bank owned life insurance	(4,000)	-
Purchases of bank premises and equipment	(1,127)	(1,240)
Purchase of time deposits in other banks	-	(99)
Net purchases of FHLB stock	(78)	(327)

NET CASH USED BY INVESTING ACTIVITIES	(30,539)	(67,937)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	28,080	76,712
Net (decrease) increase in borrowings	(1,000)	1,000
Cash paid for fractional shares	(3)	(4)
Net proceeds from exercise of stock options	2	1

NET CASH PROVIDED BY FINANCING ACTIVITIES	27,079	77,709

NET (DECREASE) INCREASE IN
CASH AND CASH EQUIVALENTS	(1,718)	12,216

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,848	7,273

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,130	$19,489

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$14,214	$10,416
Cash paid for income taxes	474	2,068

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Loans to facilitate the sale of foreclosed real estate	$740	$-

Unrealized holding (losses) gains on available-for-sale securities, net of taxes	(223)	113

CAPE FEAR BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information included in these unaudited consolidated financial statements reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine month periods ended September 30, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of Cape Fear Bank Corporation (the “Company”) and its wholly owned subsidiary, Cape Fear Bank (the “Bank”). Because the financial statements are presented on a consolidated basis, the Company and the Bank are collectively referred to as the “Company” unless otherwise noted. All significant inter-company transactions and balances are eliminated in consolidation. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

Other information about the Company and the Bank, including their organization, business and accounting policies, is contained in the notes to the consolidated financial statements filed as part of the Company’s 2006 annual report on Form 10-K. This quarterly report should be read in conjunction with such annual report.

NOTE B - COMMITMENTS

At September 30, 2007, loan commitments are as follows:

(In thousands)
Undisbursed lines of credit	$66,401
Commitments to extend credit	16,327
Letters of credit	973

NOTE C - NET INCOME PER COMMON SHARE

Basic and diluted net income per share has been computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for the 5% stock dividend distributed on June 29, 2007. Diluted net income per share reflects the potential dilution that could occur if outstanding stock options were exercised.

NOTE D - COMPREHENSIVE INCOME

A summary of comprehensive income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)

Net income	$359	$558	$1,292	$1,684
Other comprehensive income (loss):
Unrealized gain/(loss) on investment securities available for sale arising during the period	630	1,279	(374)	165
Tax effect	(243)	(492)	144	(63)
Reclassification of losses recognized in net income	7	-	11	18
Tax effect	(3)	-	(4)	(7)

Total other comprehensive income (loss)	391	787	(223)	113

Total comprehensive income	$750	$1,345	$1,069	$1,797

CAPE FEAR BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E - STOCK BASED COMPENSATION

The Company has three share-based compensation plans in effect at September 30, 2007. The compensation cost that has been charged against income for those plans was approximately $20 thousand and $79 thousand for the three and nine months ended September 30, 2007. There has been no deferred tax asset recorded due to the fact that stock based compensation expense results solely from incentive stock options.

A summary of option activity under the stock option plans as of September 30, 2007 and changes during the nine month period ended September 30, 2007 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	435,021	$7.35
Exercised	(523)	3.78
Forfeited	(5,995)	9.62
Granted	-	-

Outstanding at September 30, 2007	428,503	$7.32	4.58 years	$871,267

Exerciseable at September 30, 2007	381,417	$7.02	4.18 years	$871,267

There were 275 options exercised during the three months ended September 30, 2007 and 2006. There were 0.6 (rounded to one) and 0.5 (rounded to one) options forfeited during the quarters ended September 30, 2007 and 2006, respectively. The intrinsic value of options exercised was $1 thousand and $2 thousand for the quarters ended September 30, 2007 and 2006.

There were 523 and 275 options exercised during the nine months ended September 30, 2007 and 2006, respectively. There were 5,995 and 0.5 (rounded to one) options forfeited during the nine months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, respectively, the intrinsic value of options exercised was approximately $3 thousand and $2 thousand.

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

CAPE FEAR BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F - INCOME TAXES

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

The Company’s federal and state income tax returns are open and subject to examination from the 2004 tax return year and forward.

NOTE G - RECENT ACCOUNTING PRONOUNCEMENTS

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

CAPE FEAR BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of the consolidated financial condition and results of operations of Cape Fear Bank Corporation (the “Company”). The analysis includes detailed discussions for each of the factors affecting the Company’s operating results and financial condition for the periods ended September 30, 2007 and 2006. The following discussion should be read in conjunction with the Company’s financial statements and the notes thereto located in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Because the Company has no separate operations and conducts no business on its own other than owning Cape Fear Bank (the “Bank”), the discussion contained in this Management’s Discussion and Analysis concerns primarily the business of the Bank. However, for ease of reading and because the financial statements are presented on a consolidated basis, the Company and the Bank are collectively referred to herein as the Company unless otherwise noted. All significant inter-company transactions and balances are eliminated in consolidation.

Overview

Established in 1998 as the Bank of Wilmington, Cape Fear Bank serves the communities of the Cape Fear region of North Carolina through seven full-service banking offices. The Bank was developed by, and is currently managed by, local residents of the communities it serves who are committed to providing their customers with a high quality banking experience. Headquartered in Wilmington, NC, the Bank’s franchise has expanded to include the three southeastern North Carolina counties that comprise the Wilmington Metropolitan Statistical Area: New Hanover, Pender, and Brunswick. With these expansion efforts continuing into 2008, the slowing local real estate market, and the current rate environment, the Bank’s performance will face challenges in the near term, but investments in the infrastructure should yield greater benefits over time. Cape Fear Bank Corporation, the holding company, formed as Bank of Wilmington Corporation in June 2005, has $453.5 million in assets as of September 30, 2007. The Company’s common stock is listed on the NASDAQ Capital Market under the symbol CAPE.

Just prior to the end of the third quarter, the Company received a letter from a shareholder calling for a number of actions, including that the Board of Directors retain the services of an investment banker in order to explore strategic alternatives to maximize shareholder value. Because the shareholder owns greater than 5% of the outstanding Cape Fear Bank Corporation common stock, his request was filed with the Securities and Exchange Commission. The Board of Directors is committed to maximizing shareholder value over the long term, and continues to review the Company’s long term plan to make sure that it is in the best interests of all shareholders. The Board continues to work with its financial and other advisers to evaluate its long term plan for success.

Financial Condition at September 30, 2007 and December 31, 2006

During the first nine months of 2007, our total consolidated assets increased from $424.9 million to $453.5 million, an increase of $28.6 million or 6.7% from December 31, 2006. This increase in assets was funded by a $28.1 million increase in total deposits. However, demand deposits declined $3.6 million primarily due to a concentration in attorney trust accounts whose balances have eroded with the slowed real estate closings. In addition, demand deposits and savings deposits decreased and moved into money market accounts which increased $24.3 million due to a money market special being advertised through year end. Liquidity provided by this deposit growth, combined with our net income for the nine-month period of $1.3 million, offset by a decline of $2.0 million in cash and due from banks, provided for growth of $269 thousand in interest-earning deposits in other banks, $2.3 million in investment securities available for sale, and $23.6 million in total loans receivable during the period. Net premises and equipment increased by $695 thousand in the current period related to our branch expansion initiatives.

Also, we purchased an additional $4.0 million of bank owned life insurance in the current period. In addition, short-term borrowings decreased by $3.0 million and long-term borrowings increased by $2.0 million during the first nine months of 2007. Our total shareholders’ equity increased by $1.1 million during the nine months, principally due to retention of net income of $1.3 million earned during the period, offset by a decrease of $223 thousand in market value, net of taxes, of investment securities available for sale. Our regulatory capital was successfully maintained at “well capitalized” levels throughout the period. See “Liquidity and Capital Resources” below for more information about our minimum capital requirements under regulatory guidelines.

Results of Operations for the Three Months Ended September 30, 2007 and 2006

Overview. The Company achieved net income of $359 thousand or $0.09 per diluted share for the three months ended September 30, 2007 as compared with net income of $558 thousand or $0.14 per diluted share for the third quarter of 2006. Comparing the two periods, net income decreased by $199 thousand principally due to increases in non-interest expenses related to branch expansion initiatives. Earnings per share for the 2006 period have been restated to reflect the 5% stock dividend distributed June 29, 2007.

Net Interest Income. Interest income increased by $740 thousand when comparing the third quarters of 2007 and 2006, while interest expense increased by $743 thousand, resulting in the decrease in net interest income of $3 thousand. This decrease in the level of our net interest income resulted principally from the 7.3% increase in the level of our average interest earning assets offset by a 22 basis point decline, period to period, in our net interest margin to 3.11%. The increase in the level of our interest earning assets resulted primarily from our loan and investment securities growth offset by a decline in interest earning deposits in other banks from the year ago period. The level of our average interest bearing liabilities experienced similar growth, increasing 10.8%.

Provision for Loan Losses. A $50 thousand provision for loan losses was recorded for the three months ended September 30, 2007 compared with a provision of $436 thousand for the three months ended September 30, 2006. The decrease in the level of loan loss provision in the current period resulted primarily from the payoff of a $1.1 million commercial real estate loan which had previously accounted for nearly all of the Company’s non-performing assets. Also, nonperforming assets as a percentage of total assets declined from 0.22% at September 30, 2006 to 0.04% at September 30, 2007.

Non-Interest Income. Non-interest income increased to $328 thousand for the three months ended September 30, 2007 as compared with $267 thousand for the three months ended September 30, 2006. This increase in non-interest income resulted primarily from growth in income on bank owned life insurance and increases in service fees and charges, offset by a decline in correspondent loan fees.

Non-Interest Expenses. Non-interest expenses increased to $3.2 million for the third quarter of 2007 from $2.4 million for the third quarter of 2006, an increase of $800 thousand. A large component of this increase was a $455 thousand increase in salaries and employee benefits due to growth related personnel additions, normal compensation adjustments, and higher costs for group insurance coverage. Of this increase, 13 employees are associated with staffing our Oleander and Sunset Beach branches which opened in 2007, in addition to personnel hired for our Southport branch which is scheduled to open in temporary space in the fourth quarter of 2007. The Southport branch will move to its permanent location in second quarter 2008. Occupancy and equipment costs increased by $125 thousand related to the branch expansion previously mentioned. Other non-interest expense increased by $220 thousand from period to period, including increases of $75 thousand in consulting fees associated with compliance with Section 404 of the Sarbanes Oxley Act of 2002, $75 thousand increase in FDIC insurance premiums and $30 thousand in data processing and check processing costs along with other expenses associated with growth related changes.

Income Taxes. The Company recorded an income tax expense of $74 thousand for the three months ended September 30, 2007 compared to $231 thousand for the same period in 2006. The effective tax rate for the 2007 period was 17.1% versus 29.3% for the 2006 period. The lower effective tax rate for the 2007 period is primarily the result of an overall greater proportion of pre-tax income being comprised of non-taxable income earned on bank owned life insurance and municipal securities.

Results of Operations for the Nine Months Ended September 30, 2007 and 2006

Overview. The Company achieved net income of $1.3 million or $0.34 per diluted share for the nine months ended September 30, 2007 as compared with net income of $1.7 million or $0.43 per diluted share for the same period in 2006. Comparing the two periods, net income decreased by $392 thousand, or 23.3%, principally due to increases in non-interest expenses related to branch expansion initiatives. Earnings per share for the 2006 period have been restated to reflect the 5% stock dividend distributed to shareholders on June 29, 2007.

Net Interest Income. Interest income increased by $3.7 million when comparing the first nine months of 2007 and 2006, while interest expense increased by $3.5 million, resulting in the increase in net interest income of $229 thousand. This increase in the level of our net interest income resulted principally from the 12.7% increase in the level of our average interest earning assets offset by a 31 basis point decline, period to period, in our net interest margin to 3.10%. The increase in the level of our interest earning assets resulted primarily from our loan and investment securities growth offset by a decline in interest earning deposits in other banks from the same period last year. The level of our average interest bearing liabilities experienced similar growth in the nine-month period of 2007, increasing 16.2% from the same period last year.

Provision for Loan Losses. The provision for loan losses was $125 thousand for the nine months ended September 30, 2007 compared with a provision of $1.1 million for the nine months ended September 30, 2006. The decrease in the level of loan loss provision in the current period resulted primarily from the payoff of a $1.1 million commercial real estate loan which had previously accounted for nearly all of the Company’s non-performing assets. Also, nonperforming assets as a percentage of total assets declined from 0.22% at September 30, 2006 to 0.04% at September 30, 2007.

Non-Interest Income. Non-interest income increased to $980 thousand for the nine months ended September 30, 2007 as compared with $846 thousand for the nine months ended September 30, 2006. This increase in non-interest income resulted primarily from growth in income on bank owned life insurance and service fees and charges in the current period, offset by a decline in correspondent loan fees.

Non-Interest Expenses. Non-interest expenses increased from $6.7 million for the first nine months of 2006 to $9.0 million for the first nine months of 2007, an increase of $2.3 million. A large component of this increase was a $1.4 million increase in salaries and employee benefits primarily attributed to the addition of 15 full-time equivalent employees during the past year, normal compensation adjustments, performance bonuses, and higher costs for group insurance coverage. Thirteen of the employees hired in the past nine months are associated with staffing our Oleander and Sunset Beach branches which opened in 2007, in addition to personnel hired for our Southport branch which is scheduled to open in temporary space in fourth quarter 2007. The Southport branch will move to its permanent location in second quarter 2008. Occupancy and equipment costs increased by $297 thousand related to the branch expansion previously mentioned. Other non-interest expense increased by $611 thousand from period to period, including increases of $315 thousand in audit and consulting fees largely associated with compliance with Section 404 of the Sarbanes Oxley Act of 2002, $80 thousand in FDIC insurance premiums, and $72 thousand in data processing and check processing costs along with other expenses associated with growth related changes.

Income Taxes. The Company recorded an income tax expense of $361 thousand for the nine months ended September 30, 2007 compared to $901 thousand for the same period in 2006. The effective tax rate for the 2007 period was 21.8% versus 34.9% for the 2006 period. The lower effective tax rate for the 2007 period is primarily the result of an overall greater proportion of pre-tax income being comprised of non-taxable income earned on bank owned life insurance and municipal securities.

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

	At September 30,	At December 31,
	2007	2006	2005
	(Dollars in thousands)
Nonaccrual loans	$177	$350	$1,174
Restructured loans	-	-	-

Total nonperforming loans	177	350	1,174
Real estate owned and repossessions	2	616	-

Total nonperforming assets	$179	$966	$1,174

Accruing loans past due 90 days or more	$-	$-	$-
Allowance for loan losses	4,795	4,536	3,510
Nonperforming loans to period end loans	0.05%	0.10%	0.42%
Allowance for loan losses to period end loans	1.34%	1.36%	1.26%
Allowance for loan losses to nonperforming loans	2709.04%	1296.00%	298.98%
Nonperforming assets to total assets	0.04%	0.23%	0.34%

Our nonperforming loans decreased by $173 thousand, or by approximately 49.4%, from December 31, 2006 to September 30, 2007. The amount of nonperforming loans as a percentage of our total loans decreased from 0.10% to 0.05% during the same period. However, the $1.1 million decrease from $1.3 million in the prior quarter was due to the payoff of one large classified commercial real estate loan of $1.1 million in the third quarter of 2007. The majority of the nonperforming assets consist of one residential real estate property totaling $154 thousand, or 86.0% of the total nonperforming assets. Based on our assessment of the property value, no additional loss of principal is anticipated.

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

	At September 30,		At December 31,
	2007		2006		2005
	Amount	% of total loans (1)	Amount	% of total loans (1)	Amount	% of total loans (1)
	(Dollars in thousands)
Balance applicable to:
Commercial and industrial	$221	4.5%	$286	4.4%	$410	5.2%
Real estate - mortgage	4,286	84.1%	4,116	85.7%	2,611	84.8%
Consumer loans	71	1.3%	38	0.7%	38	1.3%
Home equity lines of credit	45	10.1%	27	9.2%	298	8.7%

Total allocated	4,623	100.0%	4,467	100.0%	3,357	100.0%

Unallocated	172		69		153

Total	$4,795		$4,536		$3,510

(1) Represents total of all outstanding loans in each category as a percent of total loans outstanding.

The following table sets forth for the periods indicated information regarding changes in our allowance for loan losses.

	At or for the Nine Months Ended September 30,		At or for the Years Ended December 31,
	2007	2006	2006	2005
	(Dollars in thousands)

Balance at beginning of period	$4,536	$3,510	$3,510	$2,106
Charge-offs:
Real estate - mortgage	-	-	-	-
Home equity lines of credit	-	(92)	(92)	(43)
Commercial and industrial	(6)	(290)	(292)	(131)
Consumer loans	(5)	(23)	(23)	(10)

Total charge-offs	(11)	(405)	(407)	(184)

Recoveries:
Real estate - mortgage	3	3	4	4
Home equity lines of credit	-	-	-	74
Commercial and industrial	142	72	84	10
Consumer loans	-	5	5	1

Total recoveries	145	80	93	89

Net (charge-offs) recoveries	134	(325)	(314)	(95)
Provision for loan losses	125	1,120	1,340	1,499

Balance at end of period	$4,795	$4,305	$4,536	$3,510

Ratio of net loan charge-offs (recoveries) to average loans outstanding	(0.05%)	0.14%	0.10%	0.04%
Ratio of allowance for loan losses to loans outstanding at period-end	1.34%	1.31%	1.36%	1.26%

Liquidity and Capital Resources

Our sources of funds are customer deposits, cash and demand balances due from other banks, interest-earning deposits in other banks, investment securities available for sale, brokered time deposits and borrowings from the Federal Home Loan Bank and other correspondent banks. These funds, together with loan repayments, are used to make loans and to fund continuing operations. In addition, at September 30, 2007, we had credit availability with the Federal Home Loan Bank of Atlanta (“FHLB”) of approximately $68.0 million and credit lines with various financial institutions in the amount of $11.5 million. We had $30.0 million in borrowings outstanding under FHLB advances at September 30, 2007. In addition, the Company had $10.3 million in subordinated long-term debt payable to its unconsolidated subsidiary, BKWW Statutory Trust I (the “Trust”) in connection with the Trust’s issuance of trust preferred securities in October 2005. Total deposits were $381.7 million and $353.6 million at September 30, 2007 and December 31, 2006, respectively. Because loan demand has exceeded the rate of growth in core deposits, we have relied heavily on time deposits as a source of funds. Certificates of deposit are the only deposit accounts that have stated maturity dates, and those deposits are generally considered to be rate sensitive. At September 30, 2007 and December 31, 2006, time deposits represented 72.9% and 75.8%, respectively, of total deposits. Certificates of deposit of $100 thousand or more represented 41.9% and 37.1% of total deposits at September 30, 2007 and December 31, 2006, respectively. The Company advertises its certificate of deposit rates on the Internet, and we also obtain time deposits through deposit brokers. On September 30, 2007, those out-of-market deposits amounted to $133.1 million, or approximately 34.9% of total deposits and approximately 47.9% of total certificates of deposit. With the exception of these out-of-market deposits, management believes most of our other time deposits are relationship-oriented, but it will be necessary to pay competitive rates to retain those deposits at their maturities. Brokered deposits represent a source of fixed rate funds priced competitively with Federal Home Loan Bank borrowings but do not require collateralization like Federal Home Loan Bank borrowings. Based upon prior experience, management anticipates that a substantial portion of our outstanding certificates of deposit, including out-of-market deposits, will renew upon maturity.

Management anticipates that we will rely primarily upon deposits, loan repayments and current earnings to provide liquidity, and will use funds thus generated to make loans and to purchase securities, primarily securities issued by the federal government and its agencies, mortgage-backed securities, and municipal bonds. As of September 30, 2007, liquid assets (cash and due from banks, interest-earning bank deposits, time deposits in other banks and investment securities available for sale) were approximately $79.3 million, which represented 17.5% of total assets and 20.8% of total deposits. At September 30, 2007, outstanding commitments to extend credit were $16.3 million, letters of credit were $973 thousand and available line of credit balances totaled $66.4 million. Management believes that the combined aggregate liquidity position of the Company is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

We are subject to minimum capital requirements. The following table indicates the Company’s capital ratios at September 30, 2007. All capital ratios place the Company and the Bank in excess of the minimum necessary to be deemed “well capitalized” under regulatory guidelines.

	At September 30, 2007
	Actual Ratio	Minimum Requirement	Well Capitalized Requirement
Total risk-based capital ratio	11.43%	8.0%	10.0%
Tier 1 risk-based capital ratio	10.07%	4.0%	6.0%
Leverage ratio	8.64%	4.0%	5.0%

Forward-Looking Information

This Report and its exhibits contain statements relating to our financial condition, results of operations, plans, strategies, branch expansion plans, trends, projections of results of specific activities or investments, expectations or beliefs about future events or results, and other statements that are not descriptions of historical facts. Those statements may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by terms such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “forecasts,” “potential” or “continue,” or similar terms or the negative of these terms, or other statements concerning opinions or judgments of our management about future events. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed in our Annual Report on Form 10-K and in other reports we file with the Securities and Exchange Commission from time to time. Copies of those reports are available directly through the Commission’s website at www.sec.gov. Other factors that could influence the accuracy of those forward-looking statements include, but are not limited to: (a) the financial success or changing strategies of our customers; (b) customer acceptance of our services, products and fee structure; (c) changes in competitive pressures among depository and other financial institutions or in our ability to compete effectively against larger financial institutions in our banking market; (d) actions of government regulators, or changes in laws, regulations or accounting standards, that adversely affect our business; (e) our ability to manage our growth and to underwrite increasing volumes of loans; (f) the impact on our profits of increased staffing and expenses resulting from expansion; (g) changes in the interest rate environment and the level of market interest rates that reduce our net interest margin and/or the volumes and values of loans we make and securities we hold; (h) weather and similar conditions, particularly the effect of hurricanes on our banking and operations facilities and on our customers and the coastal communities in which we do business; (i) changes in general economic or business conditions and the real estate market in our banking market (particularly changes that affect our loan portfolio, the abilities of our borrowers to repay their loans, and the values of loan collateral); and (j) other developments or changes in our business that we do not expect. Although our management believes that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. All forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statements in this paragraph. We have no obligation, and do not intend to update these forward-looking statements.

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

Item 4T. Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report has been performed by the Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, in accordance with Rule 13a-15 of the Securities Exchange Act (the “Exchange Act”). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that material information required under the securities laws to be disclosed is identified and communicated to senior management, including the Chief Executive Officer and Chief Financial Officer, on a timely basis.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Debt

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are being furnished or incorporated by reference with this report.

Exhibit No.	Description

10.1	Copy of Annual Cash Incentive Plan (incorporated by reference from exhibits to Current Report on Form 8-K dated July 19, 2007)

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (furnished herewith)

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (furnished herewith)

32.1	Certification by the Principal Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (furnished herewith)

32.2	Certification by the Principal Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (furnished herewith)

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPE FEAR BANK CORPORATION

Date: November 14, 2007	By:	/s/ Cameron Coburn
Cameron Coburn
President and Chief Executive Officer

Date: November 14, 2007	By:	/s/ Betty V. Norris
Betty V. Norris
Chief Financial Officer