Form 10-K
period 2007-12-31
Cape Fear Bank CORP
filed 2008-04-03
CIK 1334872

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission File No. 000-51513

CAPE FEAR BANK CORPORATION

(Name of registrant as specified in its charter)

North Carolina	20-3035898
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1117 Military Cutoff Road

Wilmington, North Carolina 28405

(Address of principal executive offices)

(910) 509-2000

Registrant’s telephone number, including area code

Securities registered under Section 12(b) of the Act:

Common Stock, $3.50 par value per share	NASDAQ Capital Market
(Title of class)	(Name of exchange on which registered)

Securities registered under Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Act.)

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting Company  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates (computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity), as of the last business day of the Registrant’s most recently completed second fiscal quarter was $36,342,080.

On March 13, 2008, the number of outstanding shares of Registrant’s common stock was 3,841,785.

PART I

[In this Report, the terms “we,” “us,” “our” and similar terms refer to Cape Fear Bank

Corporation separately and, as the context requires, on a consolidated basis with our banking subsidiary, Cape Fear Bank. Cape Fear Bank is sometimes referred to separately as the “Bank.”]

Item 1.	Business.

General

We are a North Carolina-chartered bank holding company incorporated on June 20, 2005 for the sole purpose of serving as the parent bank holding company for the Bank. The Bank is a Federal Deposit Insurance Corporation (“FDIC”) insured, North Carolina-chartered bank that began banking operations on June 22, 1998. On September 1, 2005, we completed a corporate reorganization and share exchange in which the Bank became our wholly-owned bank subsidiary. Upon completion of the reorganization, each of the 3,765,843 (restated for a 5% stock dividend effective June 29, 2007) outstanding shares of the Bank’s $3.50 par value common stock was converted into and exchanged for one newly issued share of our $3.50 par value common stock.

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

Business Offices

We have eight full-service banking offices. Our Main Office and Pine Valley Offices are located in Wilmington, North Carolina, in New Hanover County, at 1117 Military Cutoff Road and 3702 South College Road, respectively. Our Hampstead Office is located in Hampstead Station Shopping Center at 14572 U.S. Highway 17 in Hampstead, North Carolina, which is in Pender County. Our Surf City Office, is located at 13500 Highway 50, Suite 101 in Surf City, North Carolina, also in Pender County. The Waterford Office, in Brunswick County, is located at 503 Olde Waterford Way, Suite 104 in Leland, North Carolina. Another full-service banking office in New Hanover County, which opened in May 2007, is located at 4008 Oleander Drive in Wilmington, North Carolina. We also have two new full-service banking facilities in the Sunset Beach and Southport communities in Brunswick County that opened in temporary spaces in August and November 2007, respectively. The permanent offices for these locations at 690 Sunset Boulevard, Unit 108 in Sunset Beach, North Carolina and 1669 North Howe Street, Suite A in Southport, North Carolina are currently under renovation and are anticipated to open in September 2008 and May 2008, respectively.

Banking Market

Our banking market generally consists of a tri-county area in southeastern North Carolina including New Hanover County and the immediately surrounding areas of Pender and Brunswick Counties. Our base of operations is located in Wilmington, the center of trade and commerce for New Hanover County. The economy of New Hanover County includes the historic seaport in Wilmington, with a population of approximately 100,000, but is diversified with tourism, film industry, chemicals, shipping, pharmaceuticals, aircraft engines, and fiber optics. Wilmington is also home to a major regional medical center and the University of North Carolina at Wilmington.

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

In 2007, we began a third party partnership with Market Street Advisors to give customers access to financial and wealth management services, including professional money management, retirement and education planning, and investment products, such as stocks, bonds, mutual funds, annuities, and insurance products.

Lending Activities

General. We make a variety of types of consumer and commercial loans to individuals and small- and medium-sized businesses for various personal and business purposes, including term and installment loans, equity lines of credit, and overdraft checking credit. For financial reporting purposes, our loan portfolio generally is divided into real estate loans (including home equity lines of credit), commercial loans, and consumer loans. Those categories are discussed further below. We also make credit card services available to our customers through a correspondent bank. On December 31, 2007, we had one agricultural purpose loan totaling $449 thousand.

Analysis of Loan Portfolio: Set forth below is selected data relating to the composition of the Company’s loan portfolio by type of loan and type of collateral on the dates indicated.

	At December 31,
	2007		2006		2005		2004		2003
	(In thousands)
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Real Estate:
Construction loans	$150,701	40.67%	$157,689	47.15%	$116,633	41.86%	$48,655	29.95%	$25,804	24.82%
Commercial mortgage loans	116,815	31.52%	93,970	28.10%	87,263	31.32%	68,254	42.01%	44,318	42.63%
Home equity lines of credit	38,864	10.49%	30,726	9.19%	24,286	8.72%	16,174	9.96%	11,480	11.04%
Residential mortgage loans	44,812	12.09%	35,044	10.48%	32,364	11.62%	15,430	9.50%	10,064	9.68%

Total real estate loans	351,192	94.77%	317,429	94.92%	260,546	93.52%	148,513	91.42%	91,666	88.17%
Commercial and industrial loans	15,454	4.17%	14,540	4.35%	14,512	5.21%	11,979	7.37%	9,326	8.97%
Consumer loans	3,937	1.06%	2,457	0.73%	3,546	1.27%	1,965	1.21%	2,976	2.86%

Loans, gross	370,583	100.00%	334,426	100.00%	278,604	100.00%	162,457	100.00%	103,968	100.00%

Less allowance for loan losses	(5,771)		(4,536)		(3,510)		(2,106)		(1,661)
Less net deferred loan origination (fees) costs	95		(17)		(218)		(58)		74

Total loans, net	$364,907		$329,873		$274,876		$160,293		$102,381

The following table sets forth, as of December 31, 2007, certain information regarding the dollar amount of loans maturing in the Company’s loan portfolio based on their contractual terms to maturity.

	At December 31, 2007
	(In thousands)
	Due within one year	Due after one year but within five years	Due after five years	Total
	Amount	Amount	Amount	Amount
By loan type:
Commercial and industrial loans	$8,348	$7,106	$—	$15,454
Construction loans	123,215	27,486	—	150,701
Commercial mortgage loans	24,509	88,028	4,278	116,815
Residential mortgage loans	16,565	27,775	472	44,812
Home equity lines of credit	6,811	8,596	23,457	38,864
Consumer loans	755	2,880	302	3,937

Total	180,203	161,871	28,509	370,583

The next table shows, at December 31, 2007, the dollar amount of the Company’s loans due after December 31, 2008 that have fixed interest rates and those that have variable rates.

	At December 31, 2007
	(In thousands)
	Due after one year but within five years	Due after five years	Total
	Amount	Amount	Amount
Loans maturing after one year with:
Fixed rates	$131,706	$2,897	$134,603
Variable rates	30,165	25,612	55,777

Total	161,871	28,509	190,380

Real Estate-Secured Loans. Our real estate loan classification includes loans secured by real estate (including home equity lines of credit described below) which are made to purchase, construct or improve residential or commercial real estate, for real estate development purposes, and for various other commercial and consumer purposes (whether or not those purposes are related to our real estate collateral). On December 31, 2007, loans amounting to approximately 94.8% of our loan portfolio were classified as real estate loans. Of those loans, loans totaling approximately 31.5% of our loan portfolio were classified as commercial real estate loans, 40.7% were classified as construction loans, 12.1% were secured by one-to-four family residences, and 10.5% were classified as home equity lines of credit. We do not make long-term residential mortgage loans ourselves, but we originate loans of that type which are closed in the name of and funded by other lenders. That arrangement permits us to make that loan product available to our customers and generate fee income but avoid risks associated with holding loans of that type in our loan portfolio.

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

Home Equity Lines of Credit. Our home equity lines of credit include lines of credit which generally are used for consumer purposes and which also are secured by first or junior liens on residential real property. Our commitment on each line is for a term of 15 years. During the terms of the lines of credit, borrowers may pay accrued interest only (calculated at variable interest rates), and outstanding principal balances are due in full at the maturity of the lines. On December 31, 2007, our home equity lines of credit amounted to approximately 10.5% of our loan portfolio.

Commercial Loans. Our commercial loan classification includes loans to individuals and small- and medium-sized businesses for working capital, equipment purchases, and various other business purposes, but that classification excludes any such loan that is secured by real estate. These loans generally are secured by inventory, equipment or similar assets, but they also may be made on an unsecured basis. On December 31, 2007, our commercial loans made up approximately 4.2% of our loan portfolio. In addition to loans which are classified on our books as commercial loans, as described above, many of our loans included in the real estate loan classification were made for commercial purposes but are classified as real estate loans on our books because they are secured by first or junior liens on real estate. Commercial loans may be made at variable or fixed rates of interest. However, any loan which has a maturity or amortization schedule of longer than five years normally would be made at an interest rate that varied with our prime lending rate and would include contractual provisions which allowed us to call the loan in full, or provide for a “balloon” payment in full, at the end of a period of no more than five years.

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

Consumer Loans. Our consumer loans consist primarily of loans for various consumer purposes, as well as the outstanding balances on non-real estate secured consumer revolving credit accounts. These loans made up approximately 1.1% of our loan portfolio on December 31, 2007. A majority of these loans are secured by liens on various personal assets of the borrowers, but they also may be made on an unsecured basis. Additionally, our real estate loans include loans secured by first or junior liens on real estate which were made for consumer purposes unrelated to the real estate collateral. Consumer loans generally are made at fixed interest rates and with maturities or amortization schedules which generally do not exceed five years. However, consumer-purpose loans secured by real estate (and, thus, classified as real estate loans as described above) may be made for terms of up to 20 years but under terms which allow us to call the loan in full, or provide for a “balloon” payment, at the end of a period of no more than five years.

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

Loan Administration and Underwriting. Like most community banks, we make loans based, to a great extent, on our assessment of borrowers’ income, cash flow, character, collateral, and repayment ability. The principal risk associated with the loans is tied to the type of collateral and the creditworthiness of our borrowers. To manage this risk, we have adopted written loan policies and procedures, with the loan portfolio being administered under a defined process. This process includes guidelines for loan underwriting standards and risk assessment, procedures for loan approvals, a loan risk grading system, ongoing identification and management of credit deterioration, and portfolio reviews to assess loss exposure and compliance with credit policies and procedures.

The underwriting standards utilized for our loans include an evaluation of various factors, including a loan applicant’s income, cash flow, payment history, and an assessment of the applicant’s ability to meet existing obligations as well as payments on the proposed loan. In the case of secured loans, the underwriting process also includes an analysis of the collateral value in relation to the proposed loan amount. Factors considered include the value of collateral and its validity, the stability of the collateral value, and the marketability of the collateral in the event of foreclosure.

Our Board of Directors has established levels of lending authority based upon the loan’s collateral type, the bank’s aggregate credit exposure to a borrower as well as the secured or unsecured status of the proposed loan. A loan that is within a loan officer’s authority may be approved by that officer. A loan that involves an aggregate credit exposure in excess of the lender’s assigned loan authority must be approved by an officer having sufficient authority or by one of our designated loan committees.

Our Internal Loan Committee consists of the Chief Executive Officer, the Chief Credit Officer, the Credit Administrator, the Chief Banking Officer, one Business Banking Officer and one Retail Banking Officer (with a required minimum of two Executive Officers present). Our Internal Loan Committee may approve loans secured by real estate with an aggregate credit exposure of up to $1.8 million for new relationships and up to $2.8 million for existing relationships. Additionally, our Internal Loan Committee has loan authority of $800 thousand for loans secured by other collateral, and $250 thousand for unsecured loans.

Our Loan Renewal Committee consists of the Chief Executive Officer, the Chief Credit Officer (one must be present), the Chief Banking Officer and the Credit Administrator (one must be present). The purpose of this committee is to review maturing loans to determine the bank’s course of action. This committee provides guidance for underwriting, loan structure, documentation, and pricing. Our Loan Renewal Committee may approve loans secured by real estate with an aggregate credit exposure of up to $1.0 million for any single loan and up to $2.8 million for existing relationships. Additionally, our Loan Renewal Committee has loan authority of $1.0 million for loans secured by other collateral, and $250 thousand for unsecured loans.

Our Directors Loan Committee consists of three outside directors (a minimum of two must be present) and our Chief Executive Officer. This committee approves loans to new relationships in excess of $1.8 million and loans whose aggregate credit exposure exceeds $2.8 million but is less than the Bank’s legal lending limit. North Carolina law generally limits a bank’s direct and indirect extensions of credit to a single borrower to 15% of the unimpaired capital of the bank. An additional 10% of unimpaired capital may be lent if secured by readily marketable collateral having a market value at least equal to the additional loans.

Any loans or renewals for bank directors and executive officers must be approved by our Board of Directors. The Board of Directors reviews a monthly list of all loans made during the month.

As part of the underwriting process by our lenders, new loan requests are analyzed using an integrated underwriting software package which includes a loan risk grading component. The risk grading component of the software package initially assigns a risk grade to the proposed loan based on information input into the system by the lender. The lender either confirms this assigned grade or overrides the system due to mitigating factors associated with the loan by inputting a different loan grade prior to final approval. The loan grade is further reviewed by Credit Administration for concurrence either as part of the approval process or in the post-closing review. Any proposed loan whose risk grade is below the threshold established by the Board of Directors must be reviewed by the Chief Credit Officer for final approval, regardless of whether the loan amount is within the loan officer’s approval authority. The final risk grade assigned to the proposed loan helps determine the level of ongoing review that is required on behalf of the lender in order to protect the Bank’s position and reduce any potential loss exposure.

After funding, all loans are reviewed by Credit Administration to ensure adequate documentation, compliance with regulatory requirements, and that all loan underwriting criteria are met. Periodically, throughout the life of a loan, loans are reviewed to ensure that the assigned risk grade is still applicable. This typically occurs upon receipt of current financial data or other pertinent information from the borrower, but may also happen as a result of a new loan request or as part of the monthly review of our past due loan report. Additionally, we have an internal loan review officer who periodically reviews larger bank relationships along with some smaller loans to ensure that the loans are risk graded appropriately. Finally, an independent credit risk management consultant firm is retained by our Bank to review our loan portfolio on an annual basis. These consultants typically review a portion of our Problem and Watch List loans along with a random sample of all other performing loans which may be further segregated based on aggregate exposure and/or loan type. One of the primary objectives of this review is to reaffirm the assigned risk grade of those loans that are selected for review.

During the life of each loan, the assigned risk grade is reviewed and validated or modified to reflect changes in circumstances and risk. Loans generally are placed in a non-accrual status if they become 90 days past due or whenever it is believed that collection has become doubtful. Loans are charged off when the collection of principal and interest has become doubtful, and the loans no longer can be considered sound collectible assets (or, in the case of unsecured loans, when they become 90 days past due).

Allowance for Loan Losses. Our Board of Directors reviews all impaired loans at least monthly, and our management meets regularly to review asset quality trends and to discuss loan policy issues. Based on these reviews and our current judgments about the credit quality of our loan portfolio and other relevant internal and external factors, we have established an allowance for loan losses. The adequacy of the allowance is assessed by our management and reviewed by our Board of Directors each quarter. On December 31, 2007, our allowance was $5.8 million and amounted to approximately 1.56% of our total loans and approximately 69.5% of our nonperforming loans.

On December 31, 2007, our nonperforming assets amounted to approximately $8.3 million and consisted solely of our nonaccruing loans. The total nonaccruing loans included $3.3 million of restructured loans. On that date, we had no loans that were 90 days or more past due but still accruing interest, and we had no other real estate owned.

The following table sets forth information with respect to the Company’s nonperforming assets for the periods indicated.

	At December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Nonaccrual loans	$4,987	$350	$1,174	$993	$866
Past due 90 days or more and still accruing	—	—	—	—	—
Restructured loans	3,322	—	—	—	—

Total nonperforming loans	8,309	350	1,174	993	866
Repossessed Assets	—	—	—	—	—
Other real estate owned	—	616	—	195	—

Total nonperforming assets	$8,309	$966	$1,174	$1,188	$866

Accruing loans past due 90 days or more	$—	$—	$—	$—	$—
Allowance for loan losses	5,771	4,536	3,510	2,106	1,661
Nonperforming loans to year end loans	2.24%	0.10%	0.42%	0.61%	0.83%
Allowance for loan losses to year end loans	1.56%	1.36%	1.26%	1.30%	1.60%
Nonperforming assets to loans and other real estate	2.24%	0.29%	0.42%	0.73%	0.83%
Nonperforming assets to total assets	1.79%	0.23%	0.34%	0.59%	0.67%
Allowance for loan losses to nonperforming loans	69.45%	1296.00%	298.98%	212.02%	191.80%

Interest on nonaccrual loans foregone was approximately $200 thousand, $113 thousand, and $76 thousand for the years ended December 31, 2007, 2006, and 2005, respectively.

The following table analyzes activity in the Company’s allowance for loan losses for the periods indicated.

	At or for the Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Net loans outstanding at the end of the year	$370,678	$334,409	$278,386	$162,399	$104,042

Average loans outstanding during the year	$349,805	$311,226	$217,604	$130,734	$92,269

Allowance for loan losses at beginning of year	$4,536	$3,510	$2,106	$1,661	$1,481
Provision for loan losses	1,095	1,340	1,499	892	291

	5,631	4,850	3,605	2,553	1,772

Loans charged off:
Real estate-mortgage	—	—	—	(50)	(44)
Home equity lines of credit	—	(92)	(43)	(32)	—
Commercial and industrial loans	(6)	(292)	(131)	(415)	(43)
Consumer loans	(10)	(23)	(10)	(6)	(91)

Total charge-offs	(16)	(407)	(184)	(503)	(178)

Recoveries of loans previously charged off:
Real estate-mortgage	3	4	4	11	43
Home equity lines of credit	—	—	74	—	—
Commercial and industrial loans	153	84	10	42	13
Loans to individuals	—	5	1	3	11

Total recoveries	156	93	89	56	67

Net recoveries/(charge-offs)	140	(314)	(95)	(447)	(111)

Allowance for loan losses at end of year	$5,771	$4,536	$3,510	$2,106	$1,661

Ratios:
Net charge-offs/(recoveries) as a percent of average loans	(0.04%)	0.10%	0.04%	0.34%	0.12%
Allowance for loan losses as a percent of loans at end of year	1.56%	1.36%	1.26%	1.30%	1.60%

Management believes that it has established our existing allowance for loan losses in accordance with generally accepted accounting principles. Additions to the allowance may be necessary due to changes in economic conditions, real estate market values, growth in the portfolio, or other factors. In addition, bank regulators may require Cape Fear Bank to make adjustments to the allowance for loan losses in the course of their examinations based on their judgments as to the value of our assets. For further information regarding our allowance for loan losses, see Management’s Discussion and Analysis and Note D of “Notes to Consolidated Financial Statements.”

The following table sets forth information about the Company’s allowance for loan losses by asset category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At December 31,
	2007		2006		2005		2004		2003
	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)
	(In thousands)
Real estate loans:
Construction loans	$2,816	40.67%	$2,675	47.15%	$1,271	41.86%	$526	29.95%	$334	24.82%
Commercial mortgage loans	829	31.52%	1,310	28.10%	1,019	31.32%	720	42.01%	556	42.63%
Home equity lines of credit	570	10.49%	27	9.19%	298	8.72%	206	9.96%	133	11.04%
Residential mortgage loans	163	12.09%	131	10.48%	321	11.62%	222	9.50%	121	9.68%

Total real estate loans	4,378	94.77%	4,143	94.92%	2,909	93.52%	1,674	91.42%	1,144	88.17%
Commercial and industrial loans	1,173	4.17%	286	4.35%	410	5.21%	303	7.37%	320	8.97%
Consumer loans	131	1.06%	38	0.73%	38	1.27%	48	1.21%	45	2.86%

Subtotal	5,682		4,467		3,357		2,025		1,509
Unallocated loss allowance	89		69		153		81		152

Total	$5,771	100.00%	$4,536	100.00%	$3,510	100.00%	$2,106	100.00%	$1,661	100.00%

(1)	Represents total of all outstanding loans in each category as a percent of total loans outstanding

Deposit Activities

Our deposit services include business and individual checking accounts, savings accounts, NOW accounts, certificates of deposit and money market checking accounts. We monitor our competition in order to keep the rates paid on our deposits at a competitive level. On December 31, 2007, our transaction accounts and noninterest-bearing accounts equaled approximately 17.4% and 7.3%, respectively, of our total deposits, and our time deposits of $100,000 or more amounted to approximately $178.2 million, or approximately 61.2% of our total deposits. The majority of our deposits are derived from within our banking market. However, we also market certificates of deposit through the advertising of our deposit rates on the Internet and obtain funds through deposit brokers, and we have a significant amount of out-of-market deposits that were generated in that manner. Although we accept these deposits primarily for liquidity purposes, we also use them to manage our interest rate risk. On December 31, 2007, our Internet and brokered deposits amounted to approximately $42.5 million, or approximately 11.0% of our total deposits and approximately 14.6% of our total certificates of deposit.

The following table contains information relating to the Company’s average time deposits and average cost for the periods indicated.

	For the Year Ended December 31,
	2007		2006		2005
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
	(In thousands)
NOW and Money Market	$59,730	3.82%	$42,502	3.54%	$31,780	1.90%
Savings deposits	6,877	3.42%	5,071	3.49%	2,826	0.50%
Time Deposits	276,937	5.23%	254,313	4.64%	168,090	3.39%

Total interest-bearing deposits	343,544	4.95%	301,886	4.47%	202,696	3.12%
Non-interest-bearing deposits	31,273	—	32,487	—	24,127	—

Total deposits	$374,817	4.54%	$334,373	4.03%	$226,823	2.79%

The following table indicates the amount of the Company’s certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2007.

	At December 31, 2007
	3 Months or Less	Over 3 Months to 6 Months	Over 6 Months to 12 Months	Over 12 Months	Total
	(In thousands)
Time Deposits less than $100,000	$28,401	$22,127	$52,888	$9,530	$112,946
Time Deposits of $100,000 or more	41,358	16,094	78,486	42,287	178,225

Total	$69,759	$38,221	$131,374	$51,817	$291,171

Borrowings

Although deposits are the primary sources of funds for our lending and investment activities and for our general business purposes, if the need arises, we may obtain advances from the Federal Home Loan Bank of Atlanta (“FHLB”) to supplement our lendable funds and to meet withdrawal requirements. Advances from the FHLB are typically secured by a lien on a portion of our loans and investment securities. We also have borrowing lines of credit with correspondent banks.

We also have $10.3 million of long-term debt in debentures and trust preferred securities payable to the Trust in a transaction completed in October 2005.

For further information regarding our borrowings, see Note G of “Notes to Consolidated Financial Statements.”

Investment Portfolio

On December 31, 2007, our investment portfolio totaled approximately $70.2 million and included municipal securities, corporate bonds, mortgage-backed securities guaranteed by GNMA or issued by FNMA and FHLMC (including collateralized mortgage obligations), and securities issued by a U.S. government-sponsored agency. We have classified all of our securities as “available for sale,” and we analyze the portfolio’s performance at least quarterly. Our securities have various interest rate features, maturity dates and call options.

The following table sets forth the carrying value of the Company’s investment securities portfolio at the dates indicated. For additional information regarding the Company’s investments, see Note C of “Notes to Consolidated Financial Statements.”

	At December 31
	2007	2006	2005
	(In thousands)
Securities available for sale:
U. S. Government agencies	$6,021	$9,914	$5,858
Municipals	29,892	24,463	17,148
Corporate bonds	852	525	524
Mortgage-backed securities	33,462	34,663	25,125

Total securities available for sale	$70,227	$69,565	$48,655

The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Company’s investment securities portfolio at December 31, 2007. The weighted average yields have not been calculated on a tax equivalent basis.

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

	As of December 31, 2007
	Amortized Cost	Fair Value	Weighted Average Yield
	(In thousands)
Securities available for sale:
U. S. Government agencies
Due within one year or less	$1,000	$995	4.00%
Due after one but within five years	$2,449	$2,436	4.58%
Due after five but within ten years	2,600	2,590	5.17%

	6,049	6,021	4.74%

Municipals:
Due after one but within five years	3,888	3,818	4.07%
Due after five but within ten years	12,824	12,623	4.03%
Due after ten years	13,711	13,451	4.25%

	30,423	29,892	4.13%

Corporate bonds:
Due within one year or less	521	522	6.22%
Due after ten years	330	330	7.75%

	851	852	6.81%

Mortgage-backed securities:
Due within one year or less	3,950	3,939	4.83%
Due after one but within five years	13,696	13,651	4.83%
Due after five but within ten years	7,739	7,739	5.07%
Due after ten years	8,085	8,133	5.45%

	33,470	33,462	5.04%

Total securities available for sale
Due within one year or less	5,471	5,456	4.81%
Due after one but within five years	20,033	19,905	4.65%
Due after five but within ten years	23,163	22,952	4.51%
Due after ten years	22,126	21,914	4.74%

	$70,793	$70,227	4.65%

Competition

Commercial banking in North Carolina is highly competitive, due in large part to our state’s early adoption of statewide branching. Over the years, federal and state legislation (including the elimination of restrictions on interstate banking) has heightened the competitive environment in which all financial institutions conduct their business, and the potential for competition among financial institutions of all types has increased significantly. North Carolina is the home of two of the largest commercial banks in the United States, each of which has branches located in our banking market, and we compete with other commercial banks, savings banks and credit unions, including six out-of-state financial institutions that have branch offices in Wilmington.

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

Employees

On March 13, 2007, we employed 96 full-time employees (including our executive officers) and 12 part-time employees. Our employees are not represented by a collective bargaining unit, and we consider our relations with our employees to be good.

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

The BHCA prohibits a bank holding company from acquiring direct or indirect control of more than 5.0% of the outstanding voting stock, or substantially all of the assets, of any financial institution, or merging or consolidating with another bank holding company or savings bank holding company, without the prior approval of or, under specified circumstances, notice to, the FRB. Additionally, the BHCA generally prohibits bank holding companies from acquiring ownership or control of more than 5.0% of the outstanding voting stock of any company that engages in an activity other than one that is permissible for the holding company. In approving an application to engage in a nonbanking activity, the FRB must consider whether that activity can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

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

The FDIC and the Commissioner regulate all areas of the Bank’s business, including its reserves, mergers, payment of dividends and other aspects of its operations. They conduct regular examinations of the Bank, and the Bank must furnish periodic reports to the FDIC and the Commissioner containing detailed financial and other information about its affairs. The FDIC and the Commissioner have broad powers to enforce laws and regulations that apply to the Bank and to require the Bank to correct conditions that affect its safety and soundness. Among others, these powers include issuing cease and desist orders, imposing civil penalties, and removing officers and directors, and their ability otherwise to intervene in the Bank’s operation if their examinations of the Bank, or the reports it files, reflect a need for them to do so.

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

In its resolution of the problems of an insured depository institution in default or in danger of default, the FDIC generally is required to satisfy its obligations to insured depositors at the least possible cost to the DIF. In addition, the FDIC may not take any action that would have the effect of increasing the losses to the DIF by protecting depositors for more than the insured portion of deposits or creditors other than depositors. The FDIA authorizes the FDIC to settle all uninsured and unsecured claims in the insolvency of an insured bank by making a final settlement payment after the declaration of insolvency as full payment and disposition of the FDIC’s obligations to claimants. The rate of the final settlement payments will be a percentage rate determined by the FDIC reflecting an average of the FDIC’s receivership recovery experience.

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

Regulatory Guidance on “CRE” Lending Concentrations. During December 2006, the FDIC and other federal banking regulators issued guidance for sound risk management for financial institutions whose loan portfolios are deemed to have significant concentrations in commercial real estate (“CRE”). At December 31, 2007, our loan portfolio exceeded thresholds established by the FDIC for CRE concentrations and for additional regulatory scrutiny. In March 2008, the FDIC and other federal banking regulators issued further guidance on applying these principles in the current real estate lending environment, and they noted particular concern about construction and development loans. The banking regulators have indicated that this guidance does not set strict limitations on the amount or percentage of CRE within any given loan portfolio, and that they also will examine risk indicators in banks which have amounts or percentages of CRE below the thresholds. However, if a bank’s CRE exceeds these thresholds or if other risk indicators are present, the FDIC and other federal banking regulators may require additional reporting and analysis to document management’s evaluation of the potential additional risks of such concentration and the impact of any mitigating factors. The March 2008 supplementary guidance stated that banks with significant CRE concentrations should maintain or implement processes to: (1) increase or maintain strong capital levels; (2) ensure that their loan loss allowances are appropriately strong; (3) closely manage their CRE and construction and development loan portfolios; (4) maintain updated financial and analytical information about borrowers and guarantors; and (5) bolster their workout infrastructure for problem loans. It is possible that regulatory constraints associated with this guidance could adversely affect our ability to grow CRE assets, and they also could increase the costs of monitoring and managing this component of our loan portfolio.

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

If a bank becomes “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” it is required to submit an acceptable capital restoration plan to the FDIC. An “undercapitalized” bank also is generally prohibited from increasing its average total assets, making acquisitions, establishing new branches, or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. Also, the FDIC may treat an “undercapitalized” bank as being “significantly undercapitalized” if it determines that those actions are necessary to carry out the purpose of the law.

The following table lists our consolidated capital ratios at December 31, 2007. On that date, our capital ratios were at levels to qualify us and the Bank as “well capitalized” under regulatory guidelines.

	Minimum required ratios	Required to be “well capitalized”	Our capital ratios
Risk-based capital ratios:
Leverage Capital Ratio
(Tier 1 Capital to average assets)	3.0%	5.0%	8.6%
Tier I Capital Ratio
(Tier 1 Capital to risk-weighted assets)	4.0%	6.0%	9.9%
Total Capital Ratio
(Total Capital to risk-weighted assets	8.0%	10.0%	11.2%

Reserve Requirements. Under the FRB’s regulations, all FDIC-insured depository institutions must maintain average daily reserves against their transaction accounts. No reserves are required to be maintained on the first $9.3 million of transaction accounts, but reserves equal to 3.0% must be maintained on the aggregate balances of those accounts between $9.3 million and $43.9 million, and reserves equal to 10.0% must be maintained on aggregate balances in excess of $43.9 million. The FRB may adjust these percentages from time to time. Because the Bank’s reserves are required to be maintained in the form of vault cash or in a non-interest-bearing account at a Federal Reserve Bank, one effect of the reserve requirement is to reduce the amount of our interest-earning assets. At December 31, 2007, the Bank met its reserve requirements.

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

The Act also required that the various securities exchanges, including The Nasdaq Stock Market, prohibit the listing of the stock of an issuer unless that issuer complies with various requirements relating to their audit committees and the independence of their directors that serve on those committees. In response to the Act, the exchanges themselves have imposed additional corporate governance requirements as conditions to the continued listing of an issuer’s stock, including the requirement that various corporate matters (including executive compensation and board nominations) be approved, or recommended for approval by the issuer’s full board of directors, by directors of the issuer who are “independent” as defined by the exchanges’ rules or by committees made up of “independent” directors. We are subject to the requirements of the Act and, because our common stock is listed on The Nasdaq Capital Market, we are subject to the corporate governance requirements of The Nasdaq Stock Market.

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

Item 1A.	Risk Factors.

Not applicable

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

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

In February 2005, the Bank began leasing approximately 2,760 square feet of space in the Forum Shopping Center behind our main office facility to house its Support Services which includes the Accounting and Operations Departments. The lease agreement calls for an initial term of three years with one three-year renewal option with current rental payments of $5,348 per month.

In June 2006, the Bank began leasing approximately 1,200 square feet of additional space in the Forum Shopping Center behind our main office facility to house its Audit Department and Loan Processors. The lease agreement calls for an initial term of three years with one three year renewal option with current rental payments of $2,325 per month.

The Bank’s Pine Valley Office was opened during August 1999 and is located at 3702 South College Road in a facility containing approximately 2,680 square feet and drive-up and ATM banking facilities that the Bank constructed on leased land. The lease agreement, as amended during 2002, provides for a current term that extends to 2019 (with four five-year renewal options) and current rental payments of $7,528 per month (with rental adjustments for each five years during the initial term and for each renewal term).

The Bank’s Hampstead Office was opened during March 2004 and is located at 14572 U.S. Highway 17 in Hampstead, North Carolina, in approximately 2,400 square feet of leased space with drive-up facilities in Hampstead Station Shopping Center. The lease agreement provides for a term of three years (with three two-year renewal options) and current rental payments of $2,912 per month (with annual rental adjustments).

The Surf City Office opened October 2006 and is located at 13500 Highway 50, Suite 101 in Surf City, North Carolina, in approximately 2,400 square feet of leased space. The lease agreement provides for a term of six years with six five-year renewal options and current rental payments of $3,500 per month (with rental adjustments at each renewal term).

The Waterford Office was opened in April 2006 and is located at 503 Olde Waterford Way, Suite 104, in Leland, North Carolina, in approximately 2,500 square feet of leased space. The lease agreement provides for a term of ten years (with four five-year renewal options) and current rental payments of $3,853 per month (with annual rental adjustments of the current base rent plus a 3% increase).

The Southport office opened in a temporary location in November 2007 at 1419 North Howe Street in Southport, North Carolina, in approximately 1,200 square feet of leased space. The lease agreement provides for one nine month term with current rental payments of $2,100 per month. This lease will terminate as of the date we move to our permanent location.

The permanent Southport office is located at 1669 North Howe Street, Suite A in Southport, North Carolina, in approximately 2,498 square feet of leased space. The lease agreement provides for a term of five years (with seven five-year renewal options) and began in November 2007 with lease payments of $3,500 per month. We anticipate relocating our office to this location in May 2008.

The Sunset Beach office opened in a temporary modular unit in August 2007, located at 720 Sunset Boulevard North, Sunset Beach, North Carolina, in approximately 1,960 square feet of leased space. The lease agreement provides for two six month terms with current rental payments of $7,760 per month. This lease will terminate as of the date we relocate to our permanent office.

The permanent Sunset Beach office is located at 690 Sunset Boulevard, Unit 108 in Sunset Beach, North Carolina, in approximately 3,800 square feet of leased space. The lease agreement provides for a term of ten years (with four five-year renewal options) commencing on August 1, 2008 with lease payments of $7,688 per month. We anticipate relocating in September 2008 to this permanent facility.

In May 2007, the Bank leased approximately 2,551 square feet of additional space in the Forum Shopping Center behind our main office facility to house its Credit Administration Department. The lease agreement calls for an initial term of two years with one two-year renewal option with current rental payments of $4,517 per month.

Each of the Bank’s offices is in good condition and fully equipped for its purposes. On December 31, 2007, our consolidated investment in premises and banking equipment (cost less accumulated depreciation) was approximately $3.6 million.

Item 3.	Legal Proceedings.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Cape Fear Bank Corporation’s common stock is listed for trading on The Nasdaq Capital Market under the symbol CAPE. As of December 31, 2007, there were 3,766,295 shares of common stock outstanding which were held by approximately 747 shareholders of record.

The following line graphs compare the cumulative total shareholder return (the “CTSR”) on our common stock during the previous five years with the CTSR over the same measurement period of the Nasdaq Composite and the SNL Bank and Thrift Index. Each line graph assumes that $100 was invested on December 31, 2002, and that dividends were reinvested in additional shares.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

The table below presents the high and low sales prices for the Company’s common stock for each quarterly period during 2007 and 2006.

2007	High	Low
Fourth quarter	$11.33	$8.75
Third quarter	$10.50	$8.75
Second quarter	$11.00	$9.58
First quarter	$12.62	$9.72

2006	High	Low
Fourth quarter	$12.62	$10.47
Third quarter	$12.43	$11.43
Second quarter	$12.47	$10.79
First quarter	$11.43	$9.62

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

Additional information regarding our ability to pay dividends is contained in Item 1 of this report under the caption “Payment of Dividends.”

Item 6.	Selected Financial Data.

	At or for the Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except per share data)
Income Statement Data:
Interest income	$32,033	$28,196	$16,412	$8,596	$6,527
Interest expense	19,169	15,302	7,113	2,742	2,103

Net interest income	12,864	12,894	9,299	5,854	4,424
Provision for loan losses	1,095	1,340	1,499	892	291
Noninterest income	1,470	1,093	1,048	746	512
Noninterest expense	11,673	9,324	6,381	4,626	3,628
Provision for income taxes	221	1,051	785	(66)	—

Net income	$1,345	$2,272	$1,682	$1,148	$1,017

Per share data and shares outstanding: (1)
Basic net income per share	$0.36	$0.60	$0.45	$0.38	$0.50
Diluted net income per share	0.35	0.58	0.44	0.37	0.49
Book value at period end	7.56	7.18	6.54	6.22	5.60
Weighted average number of common shares outstanding:
Basic	3,766,082	3,765,973	3,765,679	3,051,764	2,047,076
Diluted	3,846,910	3,895,013	3,855,200	3,131,678	2,091,790
Shares outstanding at period end	3,766,295	3,766,119	3,765,844	3,754,214	2,983,815

Balance sheet data:
Total assets	$464,313	$424,885	$343,327	$201,533	$129,785
Loans receivable	370,678	334,409	278,386	162,399	104,042
Allowance for loan losses	5,771	4,536	3,510	2,106	1,661
Other interest-earning assets	74,248	73,583	55,667	31,251	24,171
Total deposits	386,738	353,617	284,134	170,168	106,077
Borrowings	46,310	41,310	32,310	7,400	6,500
Shareholders’ equity	28,491	27,052	24,635	23,338	16,712

Selected average balances
Total assets	448,229	396,272	271,258	164,220	114,488
Loans, gross	349,805	311,226	217,604	130,734	92,269
Total interest-earning assets	428,806	386,323	262,669	159,404	112,590
Deposits	374,818	334,373	226,823	140,356	103,847
Total interest-bearing liabilities	385,268	337,004	222,138	132,166	95,995
Shareholders’ equity	27,757	25,643	24,167	17,803	9,801

Selected performance ratios:
Return on average assets	0.30%	0.57%	0.62%	0.70%	0.89%
Return on average shareholders’ equity	4.85%	8.86%	6.96%	6.45%	10.38%
Net interest margin (2)	3.00%	3.34%	3.54%	3.67%	3.93%
Net interest spread (3)	2.49%	2.76%	3.05%	3.32%	3.61%
Efficiency ratio (4)	81.44%	66.66%	61.67%	70.09%	73.50%

	At or for the Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except per share data)
Asset quality ratios (at period end):
Nonperforming loans to period-end loans	2.24%	0.10%	0.42%	0.61%	0.83%
Allowance for loan losses to period-end loans	1.56%	1.36%	1.26%	1.30%	1.60%
Allowance for loan losses to nonperforming loans	69.45%	1,296.00%	298.98%	212.02%	191.80%
Nonperforming assets to total assets (5)	1.79%	0.23%	0.34%	0.59%	0.67%
Net loan chage-offs (recoveries) to average loans outstanding	(0.04)%	0.10%	0.04%	0.34%	0.12%

Capital and liquidity ratios:
Total Capital Ratio	11.21%	11.80%	13.29%	14.87%	16.98%
Tier 1 Capital Ratio	9.87%	10.31%	12.09%	13.64%	15.73%
Leverage Capital Ratio	8.58%	9.22%	10.69%	12.29%	13.92%
Equity to assets ratio	6.14%	6.37%	7.18%	11.57%	12.88%

Other Data:
Full service branch offices	8	5	3	3	2
Loan production offices	—	—	—	—	1
Full-time equivalent employees	105	90	62	50	36

(1)	Computed based on the weighted average number of shares outstanding during each period. Basic and diluted net income per share has been computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for 5% stock dividends on June 29, 2007 and June 30, 2006, and a 5-for-4 stock split on June 30, 2005.
(2)	Net interest margin is net interest income divided by average interest-earning assets.
(3)	Net interest spread is the difference between the average yield on interest-earning assets and the average cost of interest bearing liabilities.
(4)	Efficiency ratio is noninterest expense divided by the sum of net interest income and noninterest income.
(5)	Nonperforming assets consist of non-accruing loans, restructured loans and foreclosed assets, where applicable.

Cape Fear Bank Corporation and Subsidiary

Management’s Discussion and Analysis

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of the financial condition and consolidated results of operations of Cape Fear Bank Corporation (the “Company”). The analysis includes detailed discussions for each of the factors affecting the Company’s consolidated financial condition and operating results as of and for the years ended December 31, 2007, 2006, and 2005. It should be read in conjunction with the audited consolidated financial statements and accompanying notes included in this report, the supplemental financial data appearing throughout this discussion and analysis, and referenced financial data tables included in the Company’s 2007 Form 10-K. Because the Company has no operations and conducts no business on its own other than owning Cape Fear Bank (the “Bank”) and BKWW Statutory Trust I (the “Trust”), the discussion contained in this Management’s Discussion and Analysis concerns primarily the business of the Bank. However, for ease of reading and because the financial statements are presented on a consolidated basis, the Company and its subsidiaries are collectively referred to herein as the Company unless otherwise noted.

CRITICAL ACCOUNTING POLICIES

This discussion and analysis of financial condition and results of operations is based on the Company’s financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the Company’s financial statements requires management to make estimates and judgments regarding uncertainties that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, management evaluates its estimates which are based upon historical experience and on other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

The Company’s significant accounting policies are described in Note B to its audited consolidated financial statements. The Company considers the following accounting policies to be most critical in their potential effect on its financial position or results of operations:

Allowance for Loan Losses. The most critical estimate concerns the Company’s allowance for loan losses. It records provisions for loan losses based upon known problem loans and estimated deficiencies in the existing loan portfolio. Its methodology for assessing the allowance for loan losses consists of two key components, including a specific allowance for identified problem or impaired loans and a formula allowance for the remainder of the portfolio.

Identified problem and impaired loans are measured for impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change. The adequacy of the allowance is also reviewed by the management based upon its evaluation of then-existing economic and business conditions affecting its key lending areas and other conditions, such as new loan products, collateral values, loan concentrations, changes in the mix and volume of the loan portfolio; trends in portfolio credit quality, including delinquency and charge-off rates; and current economic conditions that may affect a borrower’s ability to repay. Although management believes it has established and maintained the allowance for loan losses at appropriate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Interest Income Recognition. Interest on loans is included in income as earned based upon interest rates applied to unpaid principal. Interest is not accrued on loans 90 days or more past due unless the loans are

Cape Fear Bank Corporation and Subsidiary

Management’s Discussion and Analysis

adequately secured and in the process of collection. Interest is not accrued on other loans when management believes collection is doubtful. Interest on non-accruing loans is recognized as payments are received when the ultimate collectibility of interest is no longer considered doubtful. When a loan is placed on non-accrual status, all interest previously accrued is reversed against current-period interest income.

FINANCIAL CONDITION

DECEMBER 31, 2007 and 2006

The Company’s growth was tempered by the economic slow down in the real estate market in 2007 compared with the moderate growth of 2006. The Company ended December 31, 2007 with total assets of $464.3 million, an increase of $39.4 million or 9.3% compared to December 31, 2006. Although the national and state real estate markets continue to be pressured, the Cape Fear region has experienced a more moderate decline. During 2007, the Company substantially completed its strategic expansion plan that began in earnest during 2006. Three additional full-service branches (Oleander, Sunset Beach and Southport) were opened during 2007. The Oleander branch was its third location in New Hanover County with the Sunset Beach and Southport branches located in Brunswick County, the second and third locations in that market. The Sunset Beach and Southport branches are currently located in temporary facilities with plans to relocate into nearby permanent facilities later in 2008.

Total customer deposits increased by $33.1 million or 9.4% during 2007 compared with an increase of $69.5 million or 24.5% during 2006. The deposit growth in 2007 included an increase of $42.5 million in Internet and brokered deposits, offset by a $19.4 million decrease in other CDs. The Company increased its Internet and brokered CD funds in order to avoid matching local market competitors at much higher rates. The increase in deposits during 2006 included a $19.7 million increase in Internet and brokered deposits. The $33.1 million deposit growth in 2007, combined with net income of $1.3 million and additional borrowings of $5.0 million provided funding for the growth of $36.3 million in total loans receivable and $4.0 million additional investment in bank owned life insurance during the current year. Investment securities available for sale remained relatively flat for the current year, increasing only $662 thousand. Total shareholders’ equity increased by $1.4 million during 2007, principally due to the retention of net income of $1.3 million earned during the year. The Company’s regulatory capital was successfully maintained at “well capitalized” levels throughout the period.

Total earning assets increased $36.9 million or 9.1% during the year, increasing from $408.0 million at year end 2006 to $444.9 million at year end 2007. Loans made up the largest percentage of the increase. Gross loans increased by $36.3 million or 10.8%, from $334.4 million at December 31, 2006 to $370.7 million at December 31, 2007. Commercial real estate loans experienced the most significant net growth during the year, increasing $22.8 million or 24.2%, from $94.0 million to $116.7 million. Construction lending declined during the year consistent with the slow down in real estate markets, declining $7.0 million or 4.4% from $157.7 million to $150.7 million. Net growth in other loan categories were as follows: home equity lines of credit increased $8.2 million or 26.5% from $30.7 million to $38.9 million, residential mortgage loans increased $9.8 million or 27.9%, from $35.0 million to $44.8 million, commercial and industrial loans increased $914 thousand or 6.3% from $14.5 million to $15.5 million, and consumer loans increased $1.4 million or 60.2%, from $2.5 million to $3.9 million.

The composition of the loan portfolio, by category, at December 31, 2007 is as follows: 40.7% construction loans, 31.5% commercial mortgage loans, 12.1% residential mortgages, 10.5% home equity lines of credit, 4.2% commercial and industrial, and 1.0% consumer. The composition of the loan portfolio, by category, as of December 31, 2006 was as follows: 47.1% construction loans, 28.1% commercial mortgage loans, 10.5% residential mortgages, 9.2% home equity lines of credit, 4.4% commercial and industrial loans, and 0.7% consumer loans. Additional statistical information regarding the Company’s loan portfolio is contained in the tables appearing in Item 1 of this Report under the caption “Lending Activities.”

The amortized cost of the Company’s investment portfolio was $70.8 million and the fair market value was $70.2 million at December 31, 2007. The amortized cost of the Company’s investment portfolio was $70.1 million and the fair market value was $69.6 million at December 31, 2006. All investments are accounted for as available for sale under Financial Accounting Standards Board (“FASB”) No. 115 and are presented at

Cape Fear Bank Corporation and Subsidiary

Management’s Discussion and Analysis

their fair market value. The investment portfolio remained relatively flat during 2007, experiencing a net increase of only $662 thousand or 1.0% in 2007 compared to an increase of $20.9 million or 43.0% in 2006. The Company’s investment portfolio, all of which are available for sale, consisted of U.S. Government agency securities, municipal bonds, collateralized mortgage obligations, mortgage-backed securities, and corporate bonds. Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and carried at fair value with any unrealized gains or losses reflected as an adjustment to shareholders’ equity. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates and/or significant prepayment risks. It is the Company’s policy to classify all investment securities as available for sale. The Company does not engage in, nor does it presently intend to engage in, securities trading activities and, therefore, it does not maintain a trading account. At December 31, 2007 and 2006, there were no securities of any issuer (other than governmental agencies) that exceeded 10% of the Company’s shareholders’ equity.

The largest category increase in the investment portfolio was in municipal securities, increasing $5.4 million or 22.2%, from $24.5 million to $29.9 million. U.S. agency securities decreased $3.9 million or 39.3%, from $9.9 million to $6.0 million at year end 2007. Mortgage-backed securities, including collateralized mortgage obligations (CMOs), decreased $1.2 million or 3.5%, from $34.7 million to $33.5 million. Corporate bonds increased $336 thousand or 62.1% from the prior year, from $525 thousand to $851 thousand. The Company also owned $2.4 million of Federal Home Loan Bank stock at December 31, 2007 compared with $2.1 million at December 31, 2006. The Company had $1.4 million in funds invested in short-term overnight deposits at Federal Home Loan Bank of Atlanta and $199 thousand in time deposits in other banks at December 31, 2007. At year end 2006, there was $1.6 million invested in short-term overnight deposits at Federal Home Loan Bank of Atlanta and $298 thousand in time deposits in other banks. Additional statistical information regarding the Company’s investment securities is contained in the tables appearing in Item 1 of this Report under the caption “Investment Portfolio.”

Non-interest earning assets totaled $25.2 million at December 31, 2007 versus $21.4 million at December 31, 2006, increasing by $3.8 million or 17.4%. Premises and equipment totaled approximately $3.6 million at December 31, 2007, reflecting a $626 thousand net increase over the prior year. The Company opened three full service branches during the current year, which accounts for most of the increase. The Company has $9.9 million invested in bank owned life insurance at December 31, 2007. An additional $4.0 million was invested in bank owned life insurance during 2007. This investment increased in cash surrender value by $385 thousand during 2007. Cash and due from banks decreased $952 thousand or 13.2% from $7.2 million to $6.3 million at year end 2007. The Company had no Other Real Estate Owned at year end 2007 versus property valued at $616 thousand at year end 2006. Accrued interest receivable increased by $148 thousand due to the higher volume of earning assets. Other assets increased by $138 thousand primarily due to increases in prepaid fees and an investment in a title insurance agency.

Total deposits increased by $33.1 million or 9.4%, growing from $353.6 million at December 31, 2006 to $386.7 million at December 31, 2007. The time deposit growth for 2007 included $42.5 million of Internet and brokered deposits offset by a $19.4 million decline in other CDs. The Company increased its Internet and brokered CD funds in order to avoid matching local market competitors at much higher rates. Time deposits experienced the greatest increase, growing by $23.1 million or 8.6%, from $268.1 million at year end 2006 to $291.2 million at year end 2007. Money market and NOW accounts grew by $20.9 million or 50.7% due to a special rate promotion during the year 2007, increasing to $62.3 million at year end 2007 from $41.3 million at year end 2006. Savings accounts declined by $5.9 million or 52.7%, decreasing from $11.2 million at year end 2006 to $5.3 million at year end 2007. Most of the decline was attributed to balance transfers to Money Market accounts as a special savings rate promotion ended during the year. Demand deposits also experienced a decline during 2007 impacted by the decline in deposits from real estate attorney trust account relationships affected by the slow down in real estate market conditions. Demand deposits declined by $5.1 million or 15.2%, declining to $28.0 million at year end 2007 from $33.1 million at year end 2006.

The composition of the deposit base, by category, at December 31, 2007 is as follows: 75.3% in time deposits, 16.1% in money market and NOW accounts, 7.2% in non-interest bearing demand deposits, and

Cape Fear Bank Corporation and Subsidiary

Management’s Discussion and Analysis

1.4% in savings accounts. The composition of the deposit base, by category, at December 31, 2006 was as follows: 75.8% in time deposits, 11.7% in money market and NOW accounts, 9.4% in non-interest bearing demand deposits, and 3.1% in savings accounts. At December 31, 2007 the Company had $178.2 million in time deposits of $100 thousand or more compared to $131.0 million at December 31, 2006. Earning assets growth during 2007 required the Company to rely more heavily on retail and brokered time deposits as a source of funds. Additional statistical information regarding the Company’s deposit accounts is contained in the tables appearing in Item 1 of this Report under the caption “Deposit Activities.”

Total borrowings increased by $5.0 million, from $41.3 million at December 31, 2006 to $46.3 million at December 31, 2007. Total borrowings at December 31, 2007 consisted of $17.0 million in short-term and $19.0 million in long-term Federal Home Loan Bank advances in addition to the $10.3 million in junior subordinated debt issued to the Trust in connection with the issuance of trust preferred securities. At December 31, 2006, total borrowings consisted of $6.0 million in short-term and $25.0 million in long-term Federal Home Loan Bank advances in addition to the $10.3 million in junior subordinated debt issued to the Trust in connection with the issuance of trust preferred securities.

Accrued expenses and other liabilities decreased by $159 thousand to $2.0 million at December 31, 2007 compared to $2.2 million at December 31, 2006. Accrued interest payable increased due to the volume of interest-bearing liabilities added during 2007.

Total stockholders equity increased by $1.4 million between December 31, 2006 and December 31, 2007. The increase was principally the result of net income earned for 2007 of $1.3 million.

RESULTS OF OPERATIONS FOR THE YEARS ENDED

DECEMBER 31, 2007, 2006 AND 2005

Overview. The Company achieved net income of $1.3 million in 2007, a decrease of $927 thousand or 40.8% from net income of $2.3 million in 2006. Net income increased $590 thousand or 35.1% in 2006 from net income of $1.7 million in 2005. On a per share basis, net income for 2007 was $0.36 per share-basic and $0.35 per share-diluted as compared with $0.60 per share-basic and $0.58 per share-diluted in 2006 and $0.45 per share-basic and $0.44 per share-diluted in 2005. The earnings per basic and diluted share were restated for the prior periods for 5% stock dividends effective June 29, 2007 and June 30, 2006, and a 5-for-4 stock split effective June 30, 2005. The net operating results for the current year were impacted by an elevated level of nonperforming assets, a lower net interest margin and increased expenses related to branch expansion. Net interest income remained relatively flat at $12.9 million for 2007, decreasing only $30 thousand from the prior year. Although earning assets increased from the prior year, net operating results were greatly impacted by the net interest margin compression.

The improvement in net operating results for 2006 was primarily attributable to a $3.6 million increase in net interest income from 2005 to 2006, achieved principally as a result of significant growth in interest earning assets during the 2006 year, leveraged with the growth in 2005. Net interest income increased $3.4 million for 2005 from the growth in interest earning assets as well. With 2007 net interest income flat, the non-interest income increase of $377 thousand and the $245 thousand reduction in the provision for loan losses were offset by an increase of $2.3 million in non-interest expenses, primarily related to branch expansion. The 2006 net interest income increase of $3.6 million, combined with a $45 thousand increase in non-interest income and a $159 thousand reduction in the provision for loan losses, was tempered by a $2.9 million growth related increase in non-interest expenses. The Company recorded a tax provision of $221 thousand in 2007 versus $1.1 million in 2006, a result of the decline in pre-tax income related to an increase in non-taxable interest from municipal securities and an increase in non-taxable income from an additional investment in bank owned life insurance during the current year. The Company became fully taxable during 2005, recording an income tax provision of $785 thousand. Return on average assets was 0.30%, 0.57%, and 0.62% for the years ended December 31, 2007, 2006 and 2005, respectively. Return on average equity for the years ended December 31,

Cape Fear Bank Corporation and Subsidiary

Management’s Discussion and Analysis

2007, 2006, and 2005 was 4.85%, 8.86%, and 6.96%, respectively. Net interest margin pressure and growth related non-interest expenses along with the 13.1% increase in total average assets in 2007 contributed to the decline in return on average assets. Net interest margin pressure and growth related non-interest expenses along with the 46.1% increase in total average assets in 2006 contributed to the decline in return on average assets.

Net Interest Income. Like most financial institutions, the primary component of earnings for the Company is net interest income. Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. For this purpose, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets. Margin is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as by levels of noninterest-bearing liabilities and capital.

Net interest income for 2007 remained unchanged at $12.9 million for 2007 and 2006. Although average earning assets for 2007 at $428.8 million increased $42.5 million or 11.0%, the net interest margin dropped 34 basis points during 2007 to account for the slight decline in net interest income in the current year. Net interest income for 2006 increased to $12.9 million, a $3.6 million or 38.7% increase from the $9.3 million earned in 2005. The 2005 $9.3 million was a $3.4 million or 58.8% increase from the $5.9 million earned in 2004. The significant growth in average interest-earning assets of $123.7 million from $262.7 million during 2005 to $386.3 million during 2006 was the primary reason for the improvement in the level of net interest income. This was leveraged with the significant growth in average interest-earning assets of $103.3 million from $159.4 million during 2004 to $262.7 million during 2005 which resulted in the improvement in the level of net interest income in that year as well. Margin compression impacted the flat net interest income for 2007. Although the average yield on interest-earning assets increased 17 basis points from 7.30% to 7.47%, the average cost of interest-bearing liabilities increased 44 basis points from 4.54% to 4.98% in 2007. In 2006, the Company benefited from the increase in the level of interest-earning assets coupled with the effects of a 105 basis point increase in the average yield on those assets from 6.25% at the end of 2005 to 7.30% at the end of 2006. In 2005, the Company again benefited from the increase in the level of interest-earning assets coupled with the effects of an 86 basis point increase in the average yield on those assets from 5.39% at the end of 2004 to 6.25% at the end of 2005.

The Company’s average interest-bearing liabilities increased by $48.3 million or 14.3% in 2007, $114.9 million or 51.7% in 2006, and $90.0 million, or 68.1% in 2005, consistent with its increase in interest-earning assets for those years. The increase in the average cost of interest-bearing liabilities, coupled with the volume increase in interest-bearing liabilities over the volume increase in interest-earning assets, impacted the flat net interest income and decline in the net interest margin from 3.34% in 2006 to 3.00% in 2007. While the average cost of interest-bearing liabilities increased by 134 basis points from 3.20% to 4.54% in 2006 and 113 basis points from 2.07% to 3.20% in 2005, the impact was mitigated by the volume increase in interest-earning assets. While net interest income increased significantly in 2006 and 2005, the net interest spread and margin both decreased. For the year ending December 31, 2007, net interest spread was 2.49% and net interest margin was 3.00%. For the year ending December 31, 2006, net interest spread was 2.76% and net interest margin was 3.34%. For the year ending December 31, 2005, net interest spread was 3.05% and net interest margin was 3.54%. Although it moderated in 2007, the Company’s reliance on interest-bearing liabilities to fund earning assets caused the decline in interest margin and spread in each of the years. The ratio of average interest-earning assets to average interest-bearing liabilities was 111.3%, 114.6%, and 118.3% at December 31, 2007, 2006, and 2005, respectively.

Total average interest earning assets were $428.8 million, increasing by $42.5 million or 11.0% in 2007, $386.3 million, increasing by $123.7 million or 47.1% in 2006, and $262.7 million, increasing by $103.3

Cape Fear Bank Corporation and Subsidiary

Management’s Discussion and Analysis

million or 64.8% in 2005. Average loans outstanding were $349.8 million, increasing by $38.6 million or 12.4% in 2007, $311.2 million, increasing by $93.6 million or 43.0% in 2006, and $217.6 million, increasing $86.9 million or 66.4% in 2005. The average balance of investment securities grew by $11.7 million or 19.6% to $71.3 million for 2007, $25.0 million or 68.4% to $61.6 million for 2006, and $13.2 million or 59.9% to $35.3 million for 2005. Other average interest earning assets for 2007 declined by $7.8 million or 50.0%, to $7.7 million. Other average interest earning assets increased to $15.5 million and $9.7 million in 2006 and 2005, respectively. In 2007, total average interest-bearing liabilities increased by $48.3 million or 14.3%, with interest-bearing deposits increasing $41.7 million or 13.8% and borrowings increasing $6.6 million or 18.8%. Total average interest-bearing liabilities increased by $114.9 million in 2006, with interest-bearing deposits increasing $99.2 million or 48.9% and borrowings increasing $15.7 million or 80.6%.

Total interest income increased by $3.8 million, $11.8 million, and $7.8 million for 2007, 2006, and 2005, respectively. The total interest income increase for 2007 was the combined net result of a $3.3 million increase due to growth in earning assets and a $558 thousand increase due to the increase in yield. The total interest income increase for 2006 was the combined net result of an $8.1 million increase due to growth in earning assets and a $3.6 million increase due to the increase in yield. The 2005 increase was the combined net result of a $6.1 million increase due to growth in earning assets and a $1.7 million increase due to the increase in yield. Total interest expense increased by $3.9 million, $8.2 million, and $4.4 million for 2007, 2006, and 2005, respectively. The increase in 2007 was the combined net result of a $2.1 million increase due to growth of interest-bearing liabilities and a $1.8 million increase in rate. The increase in 2006 was the combined net result of a $4.4 million increase due to growth of interest-bearing liabilities and a $3.8 million increase in rate.

Provision for Loan Losses. The Company recorded a $1.1 million, $1.3 million, and $1.5 million provision for loan losses in 2007, 2006 and 2005, respectively. The $245 thousand decrease in the provision for loan losses in 2007 is a reflection of the slowed growth in total loans outstanding as well as the net recoveries in charged-off loans during the year despite the large increase in non-performing loans. The $159 thousand decrease in the provision for loan losses in 2006 is a reflection of the moderated growth in total loans outstanding as well as a reduction in nonperforming loans in 2006. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level that management deems appropriate. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors.

Total loans outstanding increased by $36.3 million, $56.0 million, and $116.0 million during 2007, 2006, and 2005, respectively. The allowance for loan losses was $5.8 million, $4.5 million, and $3.5 million for 2007, 2006, and 2005, respectively, representing 1.56%, 1.36%, and 1.26%, respectively, of loans outstanding, and 69.45%, 1,296.00%, and 298.98%, respectively, of nonperforming loans. Although loan growth slowed in 2007, the increase in the percentage of loan loss allowance to total loans outstanding in the current year is due to the increase in the level of nonperforming loans, a function of the slowed real estate market. Although loan growth moderated in 2006, the increase in the percentage of loan loss allowance to total loans outstanding in that year is due to management’s recognition of the risk associated with the Company’s high concentration in construction and commercial real estate lending with the beginning slow down in the real estate market. Although nonperforming loans to total loans outstanding increased significantly, up to 2.24% for 2007, approximately $3.3 million or 40.0% of the nonperforming loans are restructured loans that are currently paying according to the restructured terms. Nonperforming loans to total loans outstanding were 0.10% and 0.42% for 2006 and 2005, respectively.

On December 1, 2007, the Company restructured two loans totaling $3.3 million for one troubled customer relationship as requested, who although not delinquent at that time, could not continue to meet existing payment obligations. The property values were reassessed by management and written down by $619 thousand to their fair market values. The interest rates on the two loans were lowered from 8.25% to 6.00% and the payment structure was changed from

Cape Fear Bank Corporation and Subsidiary

Management’s Discussion and Analysis

amortizing to interest only payments with a maturity of December 1, 2008. On January 22, 2008, an assignment of deposit account totaling $112 thousand was added as additional collateral on the loans for consideration of the troubled debt restructure. Thus far through March 2008, the customer has paid according to the restructured terms.

On June 29, 2007, the Company sold foreclosed real estate totaling $616 thousand for $740 thousand. However, the Company financed the loan for the buyers to purchase the property and paid fees resulting in a deferred gain on the sale of $114 thousand. This deferred gain will be recognized on a quarterly basis over a three year period as principal payments are collected on the loan since the monthly amount is nominal. If the customer makes a lump sum payment to pay off the loan or refinances with another financial institution, the Company will take the remainder of the gain into income at that time.

Non-Interest Income. Non-interest income was $1.5 million, $1.1 million, and $1.0 million for 2007, 2006, and 2005, respectively. Service fees and charges, which represent a relatively stable and predictable source of non-interest income, totaled $812 thousand, $713 thousand, and $644 thousand for 2007, 2006, and 2005, respectively. Contributing to non-interest income were fees produced by our mortgage origination department, $223 thousand, $223 thousand, and $203 thousand in 2007, 2006, and 2005, respectively, and income from our investment in bank-owned life insurance, $385 thousand, $195 thousand, and $199 thousand in 2007, 2006, and 2005, respectively. The Company purchased an additional $4.0 million in bank owned life insurance in January 2007 to fund supplemental retirement benefits for certain officers and directors which accounted for the $190 thousand increase in the 2007 income from our investment in bank-owned life insurance. The 2006 year included $91 thousand of recovered expenses related to a loan charged off in 2003.

The following table details Non-interest income for the periods indicated.

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Service fees and charges	$812	$621	$644
Increase in cash surrender value of life insurance	385	196	199

Core noninterest income	1,197	817	843
Securities gains (losses), net	15	(60)	(10)
Gain on disposal of foreclosed assets	—	—	8
Other noninterest income	258	336	207

Total non-interest income	$1,470	$1,093	$1,048

Non-Interest Expenses. Non-interest expenses totaled $11.7 million, $9.3 million, and $6.4 million for 2007, 2006, and 2005, respectively. As a percentage of average assets, total non-interest expenses increased to 2.60% for 2007 and remained the same, at 2.35%, for 2006 and 2005. The slowed growth in assets during 2007 coupled with the continued branch expansion initiatives which added additional overhead with increased staff and facilities resulted in the increase to 2.60%. While we added additional overhead related to expanding our staff and facilities in 2006, we aggressively grew our loan portfolio to accommodate the extra expense. Salaries and employee benefits increased the most in this category during 2007 as a result of

Cape Fear Bank Corporation and Subsidiary

Management’s Discussion and Analysis

personnel additions, normal compensation adjustments, and higher costs for group insurance coverage. Incentive awards in 2007 were curtailed due to lower than expected Company performance related to increased nonperforming assets. Salaries and employee benefits increased the most in this category as a result of personnel additions, normal compensation adjustments, higher costs for group insurance coverage, and incentive awards made in recognition of improvement in performance in 2006. The number of employees increased by 15, 28, and 12 employees in 2007, 2006, and 2005, respectively. Total salaries and employee benefits increased by $1.1 million, $1.5 million, and $861 thousand in 2007, 2006, and 2005, respectively. Also, the Company recognized expenses of $317 thousand, $298 thousand and $211 thousand in 2007, 2006, and 2005, respectively, related to the 2005 implementation of supplemental retirement benefits for certain officers and directors. Occupancy and equipment costs increased by $464 thousand, $556 thousand, and $195 thousand in 2007, 2006, and 2005, respectively. The large increase in 2007 was due to the addition of three new full-service branches, one in New Hanover County and two in Brunswick County, during the year. The large increase in 2006 was due to the addition of two new full-service branches, one in Pender County and one in Brunswick County, and the leasing of space for the credit administration department. The increased 2005 occupancy and equipment costs were the result of leasing a support services facility, expansion of the Hampstead branch and remodeling of the Main Office second floor.

Other non-interest expenses increased by $737 thousand, $876 thousand, and $699 thousand for 2007, 2006, and 2005, respectively. The 2007 increases included an increase of $242 thousand in fees for professional services (including increased professional fees related to the Company’s compliance with Section 404 of the Sarbanes Oxley Act of 2002, and increased legal fees related to shareholder activism), an increase of $182 thousand in data processing and other outsourced services as a result of growth and additional services, and an increase of $133 thousand in FDIC insurance premiums. The 2006 increases included an increase of $189 thousand in data processing and other outsourced services as a result of growth, a $227 thousand increase in advertising costs related to the Company’s name change and branch openings, and a $91 thousand non-recurring charge related to changes in check processing vendor. Other increases in each of the years resulted principally from the Company’s growth. The Company expansion plans are virtually complete for the near term. During 2008, the Sunset Beach and Southport branches will be moving from their temporary facilities to their nearby permanent facilities. Management believes that salary and occupancy expenses will stabilize in the near-term as the Company completes its recent branch expansion in accordance with its strategic plan. However, data processing expense is tied closely to transaction and account volumes so these expenses will increase as the Company’s account base continues to grow. Although FDIC insurance premiums have increased and could increase further during 2008, increases in service fee income resulting from deposit account growth should help offset a portion of that expense. We also expect to continue to incur additional professional fees during 2008 related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 as that law becomes fully applicable to us, and increased legal expenses related to shareholder activism.

Cape Fear Bank Corporation and Subsidiary

Management’s Discussion and Analysis

The following table details Non-interest expenses for the periods indicated.

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Salaries	$4,848	$3,689	$2,776
Employee benefits	1,249	1,260	662

Total salaries and benefits	6,097	4,949	3,438
Occupancy expense	1,226	844	587
Equipment expense	771	689	390
Data processing	952	770	581
Office supplies, printing, and postage	201	152	92
Deposit and other insurance	248	110	81
Professional and other services	677	435	294
Advertising	449	549	322
Other	1,052	826	596

Total non-interest expenses	$11,673	$9,324	$6,381

The Company recorded an income tax expense of $221 thousand, $1.1 million and $785 thousand for the years ended December 31, 2007, 2006 and 2005, respectively. The 2007 decrease in income tax expense is directly related to the Company’s lower pre-tax income level in that year. The Company’s effective tax rate was 14.1%, 31.6%, and 31.8% in 2007, 2006, and 2005, respectively. The overall lower effective tax rate in each year is primarily the result of an overall greater proportion of pre-tax income in those years being comprised of non-taxable income earned on bank owned life insurance and municipal securities. This is especially impacted in the 2007 year results when net interest income declined and non-taxable income earned on bank owned life insurance and municipal securities increased.

Cape Fear Bank Corporation and Subsidiary

Management’s Discussion and Analysis

Average Balances and Average Rates Earned and Paid. The following table sets forth, for the periods indicated, information with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant yields or costs, net interest income, net interest spread, net interest margin and ratio of average interest-earning assets to average interest-bearing liabilities. Nonaccrual loans have been included in determining average loans.

	Year Ended December 31, 2007			Year Ended December 31, 2006			Year Ended December 31, 2005
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(In thousands)
Interest-earning assets:
Loans, gross (1)	$349,805	$28,301	8.09%	$311,226	$24,857	7.99%	$217,604	$14,728	6.77%
Investment securities	73,701	3,443	4.67%	61,595	2,816	4.57%	36,587	1,453	3.97%
Other	5,301	289	5.45%	13,502	523	3.87%	8,478	231	2.72%

Total interest-earning assets	428,807	32,033	7.47%	386,323	28,196	7.30%	262,669	16,412	6.25%

Total assets	$448,229			$396,272			$271,258

Interest-bearing liabilities:
Deposits:
NOW and Money Market	59,730	2,283	3.82%	42,502	1,503	3.54%	31,780	605	1.90%
Savings	6,877	235	3.42%	5,071	177	3.49%	2,826	14	0.50%
Time Deposits	276,937	14,480	5.23%	254,313	11,800	4.64%	168,090	5,702	3.39%
Borrowed funds	31,414	1,462	4.65%	24,808	1,152	4.64%	19,442	792	4.07%
Trust Preferred-Sub Debentures	10,310	709	6.88%	10,310	670	6.50%	—	—	0.00%

Total interest-bearing liabilities	385,268	19,169	4.98%	337,004	15,302	4.54%	222,138	7,113	3.20%

Non-interest-bearing deposits	31,273			32,487			24,127
Other liabilities	3,931			1,138			826
Stockholders’ equity	27,757			25,643			24,167

Total liabilities and stockholders’ equity	$448,229			$396,272			$271,258

Net interest income and interest rate spread (2)		$12,864	2.49%		$12,894	2.76%		$9,299	3.05%

Net yield on average interest-earning assets (3)			3.00%			3.34%			3.54%

Ratio of average interest-earning assets to average interest-bearing liabilities	111.30%			114.63%			118.25%

(1)	Average loans include non-accruing loans and loans held for sale
(2)	Interest rate spread equals the earning asset yield minus the interest-bearing liability rate
(3)	Net interest margin is computed by dividing net interest income by total earning assets

Cape Fear Bank Corporation and Subsidiary

Management’s Discussion and Analysis

Rate/Volume Analysis. The following table analyzes the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. The table distinguishes between (i) changes attributable to volume (changes in volume multiplied by the prior period’s rate), (ii) changes attributable to rate (changes in rate multiplied by the prior period’s volume), and (iii) net change (the sum of the previous columns). The change attributable to both rate and volume (changes in rate multiplied by changes in volume) has been allocated equally to both the changes attributable to volume and the changes attributable to rate.

	Year Ended December 31, 2007 vs. 2006			Year Ended December 31, 2006 vs. 2005
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest income:
Loans, gross (1)	$3,101	$343	$3,444	$6,907	$3,222	$10,129
Investment securities	$560	$67	$627	$1,072	$291	$1,363
Other	$(382)	$148	$(234)	$166	$126	$292

Total interest income	3,279	558	3,837	8,145	3,639	11,784

Interest expense:
Deposits
NOW and Money Market	$634	$146	$780	$292	$606	$898
Savings	$62	$(4)	$58	$45	$118	$163
Time deposits	$1,116	$1,564	$2,680	$3,463	$2,635	$6,098
Borrowed funds	$307	$3	$310	$234	$126	$360
Trust Preferred—Sub Debentures	$—	$39	$39	$335	$335	$670

Total interest expense	2,119	1,748	3,867	4,369	3,820	8,189

Net interest income increase (decrease)	$1,160	$(1,190)	$(30)	$3,776	$(181)	$3,595

LIQUIDITY AND CAPITAL RESOURCES

The Company’s sources of funds are customer deposits, cash and demand balances due from other banks, interest-earning deposits in other banks and investment securities available for sale. These funds, together with loan repayments, are used to make loans and to fund continuing operations. In addition, the Company had credit availability with the Federal Home Loan Bank of Atlanta (“FHLB”) of approximately $69.6 million at December 31, 2007. It also had a credit line with various financial institutions in the amount of $11.5 million in 2007. The Company had $36.0 million and $31.0 million in borrowings outstanding under FHLB advances at December 31, 2007 and 2006, respectively. In addition, the Company had $10.3 million in subordinated long-term debt payable to the Trust outstanding in each of those years. Management utilizes these borrowings to help manage its cash flow, cost of funds, interest sensitivity and gap position.

Total deposits were $386.7 million and $353.6 million at December 31, 2007 and 2006, respectively. Because loan demand has exceeded the rate of growth in core deposits, the Company has relied heavily on

Cape Fear Bank Corporation and Subsidiary

Management’s Discussion and Analysis

time deposits as a source of funds. Certificates of deposit are the only deposit accounts that have stated maturity dates, and those deposits are generally considered to be rate sensitive. At December 31, 2007 and 2006, time deposits represented 75.3% and 75.8%, respectively, of total deposits. Certificates of deposit of $100 thousand or more represented 46.1% and 37.1%, respectively, of total deposits at December 31, 2007 and 2006. The Company has certificates of deposit acquired by advertising rates on the Internet and some obtained through deposit brokers. On December 31, 2007, those out-of-market deposits amounted to approximately $130.7 million, or approximately 33.8% of total deposits and approximately 44.9% of total certificates of deposit. On December 31, 2006, those out-of-market deposits amounted to approximately $94.4 million, or approximately 26.7% of total deposits and approximately 35.2% of total certificates of deposit. The Company uses brokered certificates of deposit as an alternative funding source. Brokered deposits represent a source of fixed rate funds that do not need to be collateralized like Federal Home Loan Bank borrowings. The Company expects to continue to utilize the brokered deposit market in the future. With the exception of these out-of-market deposits, management believes most of its other time deposits are relationship-oriented and, while it will be necessary to pay competitive rates to retain those deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, management anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management anticipates that it will rely primarily upon customer deposits, loan repayments and current earnings to provide liquidity, and will use funds thus generated to make loans and to purchase securities, primarily securities issued by the federal government and its agencies, municipals, and mortgage-backed securities. As of December 31, 2007, liquid assets (cash and due from banks, interest-earning bank deposits, federal funds sold, time deposits in other banks and investment securities available for sale) were approximately $78.1 million, which represented 16.8% of total assets and 20.2% of total deposits. As of December 31, 2006, liquid assets (cash and due from banks, interest-earning bank deposits, federal funds sold, time deposits in other banks and investment securities available for sale) were approximately $78.7 million, which represented 18.5% of total assets and 22.3% of total deposits. At December 31, 2007, outstanding commitments to extend credit were $11.2 million, stand-by letters of credit totaled $811 thousand and available line of credit balances totaled $66.0 million. Management believes that the combined aggregate liquidity position of the Company is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

The Company and the Bank are subject to minimum capital requirements. The Selected Financial Information and Other Data table is contained in this Report under the heading in “Item 6. Selected Financial Data.” All capital ratios place the Company and the Bank in excess of the minimum necessary to be considered “well capitalized” under regulatory guidelines.

ASSET/LIABILITY MANAGEMENT

The Company’s results of operations depend substantially on its net interest income. Like most financial institutions, the Company’s interest income and cost of funds are affected by general economic conditions and by competition in the market place.

The purpose of asset/liability management is to provide stable net interest income growth by protecting the Company’s earnings from undue interest rate risk arising from volatile interest rates and changes in the balance sheet mix, and by managing the risk/return relationships between liquidity, interest rate risk, market risk, and capital adequacy. The Company maintains, and has complied with, an asset/liability management policy approved by its Board of Directors that provides guidelines for controlling exposure to interest rate risk by utilizing the following ratios and trend analysis: liquidity, equity, volatile liability dependence, portfolio maturities, maturing assets and maturing liabilities. The Company’s policy is to control the exposure of its earnings to changing interest rates by generally endeavoring to maintain a position within a narrow range around an “earnings neutral position,” which is defined as the mix of assets and liabilities that generate a net interest margin that is least affected by interest rate changes.

Cape Fear Bank Corporation and Subsidiary

Management’s Discussion and Analysis

When suitable lending opportunities are not sufficient to utilize available funds, the Company has generally invested such funds in securities, primarily securities issued by governmental agencies, municipals, and mortgage-backed securities. Its securities portfolio contributes to profits and plays an important part in the overall interest rate risk management. However, management of the securities portfolio alone cannot balance overall interest rate risk. The securities portfolio must be used in combination with other asset/liability techniques to actively manage the balance sheet. The primary objectives in the overall management of the securities portfolio are safety, liquidity, yield, asset/liability management (interest rate risk), and investing in securities that can be pledged for public deposits.

In reviewing the Company’s needs with regard to proper management of its asset/liability program, management estimates its future needs, taking into consideration historical periods of high loan demand and low deposit balances, estimated loan and deposit increases (due to increased demand through marketing), and forecasted interest rate changes.

The analysis of an institution’s interest rate gap (the difference between the repricing of interest-earning assets and interest-bearing liabilities during a given period of time) is a standard tool for the measurement of exposure to interest rate risk. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2007 that are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. In making the gap computations, assumptions made regarding prepayment rates and deposit decay rates have been used for interest-earning assets or interest-bearing liabilities. Loan prepayment rates were provided by Vining Sparks IBG, L.P.’s Portfolio Strategies Group based on their experience in a national banking market with a normal mix of loans. Deposit decay rates were derived from the proprietary model from the Office of the Comptroller of the Currency’s Risk Analysis Division. In addition, the table reflects scheduled principal payments which will be received throughout the lives of the loans. The interest rate sensitivity of the Company’s assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if its actual experience differs from that indicated by the assumptions.

Cape Fear Bank Corporation and Subsidiary

Management’s Discussion and Analysis

	At December 31, 2007
	3 Months or Less	Over 3 Months to 12 Months	Total Within 12 Months	Over 12 Months	Total
	(In thousands)
Interest-earning assets:
Loans and loans held for sale	$222,809	$41,533	$264,342	$106,336	$370,678
Securities available for sale	3,049	7,900	10,949	59,278	70,227
Securities held to maturity	—	99	99	100	199
Other earning assets	3,822	—	3,822	—	3,822

Total interest-earning assets	$229,680	$49,532	$279,212	$165,714	$444,926

Interest-bearing liabilities
Fixed maturity deposits	$69,759	$169,595	$239,354	$51,817	$291,171
All other deposits	9,375	20,566	29,941	37,584	67,525
Borrowings	30,310	3,000	33,310	13,000	46,310

	$109,444	$193,161	$302,605	$102,401	$405,006

Interest sensitivity gap	$120,236	$(143,629)	$(23,393)	$63,313	$39,920
Cumulative interest sensitivity gap	120,236	(23,393)	(23,393)	39,920	39,920
Cumulative interest sensitivity gap as a percent of total interest-earning assets	27.02%	-5.26%	-5.26%	8.97%	8.97%
Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	209.86%	92.27%	92.27%	109.86%	109.86%

MARKET RISK

Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods. Our market risk arises primarily from interest rate risk inherent in our lending and deposit-taking activities. The structure of our loan and deposit portfolios is such that a significant decline in interest rates may adversely impact net market values and net interest income. We do not maintain a trading account nor are we subject to currency exchange risk or commodity price risk. Interest rate risk is monitored as part of the bank’s asset/liability management function.

The table above sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2007, which are projected to reprice or mature in each of the future time periods shown.

OFF-BALANCE SHEET ARRANGEMENTS

Information about the Company’s off-balance sheet risk exposure is presented in Note L to the accompanying financial statements. As part of its ongoing business, the Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities (SPEs), which generally are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2007, the Company is not involved in any unconsolidated SPE transactions.

Cape Fear Bank Corporation and Subsidiary

Management’s Discussion and Analysis

Contractual Obligations and Commitments

The Company enters into agreements that obligate it to make future payments under contracts, such as debt and lease agreements. In addition, the Company commits to lend funds such as credit lines and loan commitments.

The following is a table of such contractual obligations and commitments at December 31, 2007.

	Payments Due by Period At December 31, 2007
Contractual Obligations	Total	On Demand or Within 1 Year	2 -3 Years	4 -5 Years	After 5 Years
	(In thousands)
Short-term borrowings	$17,000	$17,000	$—	$—	$—
Long-term debt	19,000	—	11,000	—	8,000
Operating leases	6,142	667	1,297	1,085	3,093
Subordinated Debt	10,310	—	—	—	10,310

Total contractual cash obligations excluding deposits	52,452	17,667	12,297	1,085	21,403
Time deposits	291,171	239,354	44,208	7,609	—

Total contractual cash obligations	$343,623	$257,021	$56,505	$8,694	$21,403

	Amount of Commitment Expiration Per Period
Commercial Commitments	Total Amounts Committed	Within 1 Year	2 -3 Years	4 -5 Years	After 5 Years
Lines of credit and loan commitments	$76,988	$44,212	$11,295	$6,216	$15,265

Cape Fear Bank Corporation and Subsidiary

Management’s Discussion and Analysis

ADDITIONAL FINANCIAL INFORMATION

Asset Quality

Maintaining a high level of asset quality is a primary goal in the Company’s lending function, and it employs a formal internal loan review process to ensure adherence to the lending policies approved by its Board of Directors. A systematic evaluation process fundamentally drives the function of determining the allowance for loan losses. This ongoing process serves as the basis for determining, on a quarterly basis, the allowance for loan losses and any resulting provision to be charged against earnings. Consideration is given to historical loan loss experience, the value and adequacy of collateral, economic conditions in its market area and other factors. For loans determined to be impaired, the allowance is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The allowance for loan losses represents management’s estimate of the appropriate level of reserve to provide for probable losses inherent in the loan portfolio.

Nonperforming Assets

Nonperforming assets increased significantly by $7.3 million or 760.1% in 2007, a reflection of the economic slow down in the real estate market. However, this increase included $3.3 million of restructured loans in one relationship, secured by real estate, that are currently paying according to the restructured terms. The allowance for loan losses to total loans outstanding increased to 1.56% in 2007 to reflect the increase in nonperforming assets. Nonperforming assets decreased by $208 thousand or 17.7% in 2006. Total nonperforming assets in 2006 included real estate with a carrying value of $616 thousand acquired through foreclosure in August 2006. Although nonperforming assets decreased in 2006, the allowance for loan losses increased. This was a result of management’s recognition of the increased risk of its concentration in construction and commercial real estate loans in a moderating real estate market. At year end 2006, the allowance for loan losses was 1.36% of total outstanding loans but the allowance for loan losses was 1,296.00% of nonperforming loans at December 31, 2006 as compared to 69.45% of nonperforming loans at December 31, 2007. Nonperforming assets to total assets was 1.79% and 0.23% at December 31, 2007 and 2006, respectively. At year end 2007, the $3.3 million in restructured loans, secured by real estate, previously discussed made up 40.0% of nonperforming loans. At year end 2006, one loan, secured by real estate, for approximately $160 thousand made up 45.7% of nonperforming loans.

The Company’s financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on its loan portfolio, unless a loan is placed on a nonaccrual basis. Loans are placed on a nonaccrual basis when they become 90 days past due or whenever it believes that collection has become doubtful. The Company’s policy regarding past due loans normally requires a prompt charge-off to the allowance for loan losses following timely collection efforts and a thorough review. Further efforts are then pursued through various means available. Loans carried in a non-accrual status are generally collateralized, and probable losses are considered in the determination of the allowance for loan losses. Amounts received on non-accrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower’s weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur. Loans are charged off when the collection of principal and interest has become doubtful and the loans no longer can be considered sound collectible assets (or, in the case of unsecured loans, when they become 90 days past due).

Cape Fear Bank Corporation and Subsidiary

Management’s Discussion and Analysis

Additional statistical information regarding the Company’s nonperforming loans is contained in the tables appearing in Item 1 of this Report under the caption “Allowance for Loan Losses.”

Allowance for Loan Losses

The allowance for loan losses is maintained at a level considered adequate by management to provide for anticipated loan losses based on management’s assessment of various factors affecting the loan portfolio, including a review of problem loans, business conditions and loss experience and an overall evaluation of the quality of the underlying collateral. The allowance is increased by provisions charged to operations and reduced by loans charged off, net of recoveries.

While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination. In addition, various regulatory agencies may require us to make adjustments to the allowance for loan losses based on their judgments about information available to them at the time of their examination. Additional statistical information regarding the Company’s allowance for loan losses is contained in the tables appearing in Item 1 of this Report under the caption “Allowance for Loan Losses.” The allocation is based on an evaluation of defined loan problems, historical ratios of loan losses and other factors that may affect future loan losses in the categories of loans shown.

Borrowings

As an additional source of funding, the Company uses advances from the Federal Home Loan Bank of Atlanta under a line of credit with a maximum borrowing availability of $69.6 million and $63.7 million at December 31, 2007 and 2006, respectively. Advances are secured by loans and investments. The Company had $36.0 million and $31.0 million in advances outstanding at Federal Home Loan Bank at December 31, 2007 and 2006, respectively.

The Company also had $10.3 million in long-term subordinated debentures outstanding payable to its unconsolidated subsidiary, BKWW Statutory Trust I, at December 31, 2007 and 2006.

In addition, the Company may purchase federal funds through unsecured federal funds lines of credit totaling $11.0 million at December 31, 2007 and 2006. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and term of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate. The Company had no advances outstanding against these lines of credit at December 31, 2007 and 2006.

The Company maintains a credit facility with the Federal Reserve Bank of Richmond under which it has a maximum borrowing availability of approximately $496 thousand and $563 thousand at December 31, 2007 and 2006, respectively. The line of credit is secured by an investment security available for sale. No amount was outstanding under this line of credit at December 31, 2007 and 2006.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note B to the consolidated financial statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

Cape Fear Bank Corporation and Subsidiary

Management’s Discussion and Analysis

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K and its exhibits contain statements relating to our financial condition, results of operations, plans, strategies, branch expansion plans, trends, projections of results of specific activities or investments, expectations or beliefs about future events or results, and other statements that are not descriptions of historical facts. Those statements may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by terms such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “forecasts,” “potential” or “continue,” or similar terms or the negative of these terms, or other statements concerning opinions or judgments of our management about future events. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed in reports we file with the U.S. Securities and Exchange Commission from time to time. Copies of those reports are available directly through the Commission’s website at www.sec.gov. Other factors that could influence the accuracy of those forward-looking statements include, but are not limited to: (a) the financial success or changing strategies of our customers; (b) customer acceptance of our services, products and fee structure; (c) changes in competitive pressures among depository and other financial institutions or in our ability to compete effectively against larger financial institutions in our banking market; (d) actions of government regulators, or changes in laws, regulations or accounting standards, that adversely affect our business; (e) our ability to manage our growth and to underwrite increasing volumes of loans; (f) the impact on our profits of increased staffing and expenses resulting from expansion; (g) changes in the interest rate environment and the level of market interest rates that reduce our net interest margin and/or the volumes and values of loans we make and securities we hold; (h) weather and similar conditions, particularly the effect of hurricanes on our banking and operations facilities and on our customers and the coastal communities in which we do business; (i) changes in general economic or business conditions and the real estate market in our banking market (particularly changes that affect our loan portfolio, the abilities of our borrowers to repay their loans, and the values of loan collateral); and (j) other developments or changes in our business that we do not expect. Although our management believes that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. All forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statements in this paragraph. We have no obligation, and do not intend to update these forward-looking statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Cape Fear Bank Corporation

Wilmington, North Carolina

We have audited the accompanying consolidated balance sheets of Cape Fear Bank Corporation and subsidiary (the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cape Fear Bank Corporation and subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Greenville, North Carolina

March 31, 2008

CAPE FEAR BANK CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2007 and 2006

	2007	2006
	(Dollars in thousands, except share data)
ASSETS
Cash and due from banks	$6,257	$7,209
Interest earning deposits in other banks	1,413	1,639
Fed funds sold	25	—
Investment securities available for sale, at fair value	70,227	69,565
Time deposits in other banks	199	298
Loans	370,678	334,409
Allowance for loan losses	(5,771)	(4,536)

NET LOANS	364,907	329,873
Accrued interest receivable	2,343	2,195
Premises and equipment, net	3,580	2,954
Stock in Federal Home Loan Bank of Atlanta, at cost	2,384	2,081
Foreclosed real estate and repossessions	—	616
Bank owned life insurance	9,876	5,491
Other assets	3,102	2,964

TOTAL ASSETS	$464,313	$424,885

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Demand	$28,042	$33,066
Savings	5,276	11,154
Money market and NOW	62,249	41,317
Time	291,171	268,080

TOTAL DEPOSITS	386,738	353,617
Short-term borrowings	17,000	3,000
Long-term borrowings	29,310	38,310
Accrued interest payable	772	745
Accrued expenses and other liabilities	2,002	2,161

TOTAL LIABILITIES	435,822	397,833

Shareholders’ Equity
Common stock, $3.50 par value, 12,500,000 shares authorized; 3,766,295 and 3,586,780 shares issued and outstanding at December 31, 2007 and 2006, respectively	13,182	12,554
Additional paid-in capital	14,048	12,739
Accumulated retained earnings	1,609	2,092
Accumulated other comprehensive loss	(348)	(333)

TOTAL SHAREHOLDERS’ EQUITY	28,491	27,052

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY
	$464,313	$424,885

See accompanying notes.

CAPE FEAR BANK CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(In thousands, except per share data)
INTEREST INCOME
Loans	$28,301	$24,857	$14,728
Investment securities available for sale	3,313	2,716	1,453
Dividends on FHLB stock	130	100	46
Other interest-earning assets	289	523	185

TOTAL INTEREST INCOME	32,033	28,196	16,412

INTEREST EXPENSE
Money market, NOW and savings deposits	2,519	1,681	619
Time deposits	14,480	11,800	5,702
Short-term borrowings	106	115	—
Long-term borrowings	2,064	1,706	792

TOTAL INTEREST EXPENSE	19,169	15,302	7,113

NET INTEREST INCOME	12,864	12,894	9,299
PROVISION FOR LOAN LOSSES	1,095	1,340	1,499

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	11,769	11,554	7,800

NON INTEREST INCOME
Service fees and charges	812	713	644
Gain (Loss) on sale of investments	15	(60)	(10)
Income from bank owned life insurance	385	195	199
Other	258	245	215

TOTAL NONINTEREST INCOME	1,470	1,093	1,048

NON INTEREST EXPENSE
Salaries and employee benefits	6,097	4,949	3,438
Occupancy and equipment	1,997	1,533	977
Other (Note J)	3,579	2,842	1,966

TOTAL NONINTEREST EXPENSE	11,673	9,324	6,381

INCOME BEFORE INCOME TAXES	1,566	3,323	2,467
INCOME TAXES	221	1,051	785

NET INCOME	$1,345	$2,272	$1,682

NET INCOME PER COMMON SHARE
Basic	$0.36	$0.60	$0.45

Diluted	$0.35	$0.58	$0.44

See accompanying notes.

CAPE FEAR BANK CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(In thousands)
NET INCOME	$1,345	$2,272	$1,682

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on investment securities available for sale arising during the year	(9)	253	(768)
Tax effect	3	(97)	295
Reclassification of (gain)/losses recognized in net income	(15)	60	10
Tax effect	6	(23)	(4)

Total other comprehensive income (loss)	(15)	193	(467)

Comprehensive income	$1,330	$2,465	$1,215

See accompanying notes.

CAPE FEAR BANK CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2007, 2006 and 2005

	Common stock		Additional paid-in capital	Accumulated retained earnings	Accumulated other comprehensive loss	Total equity
	Shares	Amount
	(Dollars in thousands, except share data)
Balance at December 31, 2004	3,405,183	$11,918	$11,008	$471	$(59)	$23,338
Net income	—	—	—	1,682	—	1,682
Other comprehensive loss	—	—	—	—	(467)	(467)
Sale/(Repurchase) of common stock	(302)	(1)	1	—	—	—
Exercise of stock options	11,187	39	43	—	—	82

Balance at December 31, 2005	3,416,068	11,956	11,052	2,153	(526)	24,635
Net income	—	—	—	2,272	—	2,272
Other comprehensive income	—	—	—	—	193	193
Adjustment for adoption of SAB 108	—	—	—	(162)	—	(162)
5% Stock dividend	170,803	598	1,569	(2,167)	—	—
Stock based compensation expense	—	—	118	—	—	118
Cash paid for fractional shares	(353)	(1)	—	(4)	—	(5)
Exercise of stock options	262	1	—	—	—	1

Balance at December 31, 2006	3,586,780	$12,554	$12,739	$2,092	$(333)	$27,052
Net income	—	—	—	1,345	—	1,345
Other comprehensive loss	—	—	—	—	(15)	(15)
5% Stock dividend	179,350	627	1,199	(1,826)	—	—
Stock based compensation expense	—	—	109	—	—	109
Cash paid for fractional shares	(346)	(1)	—	(2)	—	(3)
Exercise of stock options	511	2	1	—	—	3

Balance at December 31, 2007	3,766,295	$13,182	$14,048	$1,609	$(348)	$28,491

See accompanying notes.

CAPE FEAR BANK CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2007, 2006 and 2005

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,345	$2,272	$1,682
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	619	462	324
Deferred Income Taxes	(540)	(613)	(354)
Realized (gain)/loss on investment securities available for sale	(15)	60	10
Income from bank owned life insurance	(385)	(195)	(199)
Gain on sale of foreclosed real estate	—	—	(8)
Provision for loan losses	1,095	1,340	1,499
Loss on disposal of equipment	3	5	—
Stock based compensation	109	118	—
Change in assets and liabilities:
Increase in accrued interest receivable	(148)	(550)	(911)
Increase in other assets	(128)	(410)	(570)
Increase in accrued interest payable	27	288	315
Increase in accrued expenses and other liabilities	267	207	1,306

Net cash provided by operating activities	2,249	2,984	3,094

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of available for sale investment securities	(22,832)	(31,301)	(32,190)
Proceeds from calls and maturities of securities available for sale	6,404	5,337	5,175
Proceeds from sales of securities available for sale	15,755	5,255	3,943
Net increase in loans from originations and repayments	(35,390)	(56,953)	(116,326)
Net expenditures on foreclosed real estate	(10)	—	—
Purchases of bank premises and equipment	(1,246)	(1,440)	(933)
Proceeds from sale of foreclosed real estate	—	—	447
Purchase of bank owned life insurance	(4,000)	—	—
Maturity (purchase) of time deposits in other banks	99	(99)	(199)
Net purchases of FHLB stock	(303)	(687)	(801)

Net cash used by investing activities	(41,523)	(79,888)	(140,884)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	33,121	69,483	113,966
Net increase (decrease) in short-term borrowings	3,000	3,000	(7,400)
Net increase in long-term borrowings	2,000	6,000	32,310
Net proceeds from exercise of stock options	3	1	82
Cash paid for fractional shares	(3)	(5)	—

Net cash provided by financing activities	38,121	78,479	138,958

Net (decrease) increase in cash and cash equivalents	(1,153)	1,575	1,168
Cash and cash equivalents, beginning	8,848	7,273	6,105

Cash and cash equivalents, ending	$7,695	$8,848	$7,273

CAPE FEAR BANK CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2007, 2006 and 2005

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$19,142	$15,019	$6,828
Cash paid for income taxes	844	2,449	275
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Loans to facilitate the sale of foreclosed real estate	$740	$—	$—
Unrealized holding gains (losses) on available-for-sale securities, net of taxes	(15)	193	(467)
Transfers from loans to foreclosed real estate and other repossessions	(2)	616	200

See accompanying notes.

CAPE FEAR BANK CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

NOTE A—ORGANIZATION AND OPERATIONS

Bank of Wilmington was incorporated May 26, 1998 and began banking operations on June 22, 1998. Bank of Wilmington Corporation, a North Carolina-chartered bank holding company, was incorporated on June 20, 2005 for the sole purpose of serving as the parent bank holding company for Bank of Wilmington. On September 1, 2005, Bank of Wilmington Corporation completed a corporate reorganization in which Bank of Wilmington became its wholly-owned subsidiary. Upon formation, one share of Bank of Wilmington’s $3.50 par value common stock was exchanged for one newly issued share of Bank of Wilmington Corporation’s $3.50 par value common stock. Effective on October 1, 2006, the corporate name was changed from Bank of Wilmington Corporation to Cape Fear Bank Corporation (the “Company”) and the corporate name of its banking subsidiary was changed from Bank of Wilmington to Cape Fear Bank (the “Bank”). The Bank is engaged in general commercial and retail banking in southeastern North Carolina, principally New Hanover, Pender and Brunswick Counties, operating under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. The Bank undergoes periodic examinations by those regulatory authorities. The Company is a registered bank holding company with the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), and subject to regulation as such. On October 4, 2005, the Company formed a new unconsolidated wholly-owned subsidiary, BKWW Statutory Trust I (the “Trust”), a Delaware statutory trust, to facilitate the issuance of trust preferred securities. All significant intercompany transactions have been eliminated. The Trust is not consolidated in these financial statements due to the adoption of FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities”. The junior subordinated debentures issued by the Company to the Trust are included in long-term borrowings and the Company’s equity interest in the Trust is included in other assets. The Bank’s primary source of revenue is derived from loans to customers who are predominately individuals and small to medium-size businesses in its market area.

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

All information in the Notes to Consolidated Financial Statements has been presented in thousands, except percentage, time period, stock option, share, and per share data. The following is a description of the significant accounting and reporting policies the Company follows in preparing and presenting its consolidated financial statements.

Effects of Stock Split

All references to per share results and weighted average common and common equivalent shares outstanding have been adjusted to reflect the effects of 5% stock dividends which were distributed on June 29, 2007 and June 30, 2006.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and fair value estimates.

Cash and Cash Equivalents

For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet captions “Cash and due from banks,” “Interest-earning deposits in other banks,” and “Fed funds sold.” Federal regulations require institutions to set aside specified amounts of cash as reserves against transaction and time deposits. As of December 31, 2007, the daily average gross reserve requirement was $855 thousand. The Company had $25 thousand of Fed funds sold and $0 at December 31, 2007 and 2006, respectively.

Investment Securities Available for Sale

Investment securities available for sale are reported at fair value and consist of debt instruments that are not classified as either trading securities or as held to maturity securities. Unrealized holding gains and losses, net of applicable deferred income tax, on available for sale securities are reported as a net amount in other comprehensive income (loss). Gains and losses on the sale of investment securities available for sale are determined using the specific-identification method. Declines in the fair value of individual investment securities available for sale below their cost that are other than temporary would result in write-downs of the individual securities to their fair value. Such write-downs would be included in earnings as realized losses. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan. Interest on loans is recorded based on the principal amount outstanding. The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

Allowance for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount needed to maintain the allowance for loan losses at an adequate level. In making the evaluation of the adequacy of the allowance for loan losses, management gives consideration to current economic conditions and trends, historical loan losses, concentration risks, statutory examinations of the loan portfolio by regulatory agencies, delinquency information and management’s internal review of the loan portfolio. Loans are considered impaired when it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due under the contractual terms of the loan. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, or upon the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, regulatory examiners may require the Company to recognize adjustments to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Land is carried at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets. The cost of leasehold improvements is amortized on the straight-line method over the lesser of the lives of the improvements or the terms of the leases. Estimated useful lives are 18 months to 39 years for buildings and leasehold improvements, 5 to 7 years for furniture, fixtures and equipment and 3 to 5 years for computers and related equipment. Repairs and maintenance costs are charged to operations as incurred and additions and improvements to premises and equipment are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are removed from the accounts and any gains or losses are reflected in current operations.

Stock in Federal Home Loan Bank of Atlanta

As a requirement for membership, the Company invests in stock of the Federal Home Loan Bank of Atlanta (“FHLB”). This investment is carried at cost. Due to the redemption provisions of the FHLB, the Company estimated that fair value equals cost and that this investment was not impaired as of December 31, 2007.

Foreclosed Real Estate and Repossessions

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management, and the assets are carried at the lower of the carrying amount or fair value, less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in other non-interest expense on the consolidated statements of operations.

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized.

Comprehensive Income

The Company reports as comprehensive income all changes in shareholders’ equity during the year from sources other than shareholders. Other comprehensive income refers to all components (revenues, expenses, gains, and losses) of comprehensive income that are excluded from net income. The Company’s only component of other comprehensive income is unrealized gains and losses, net of taxes, on investment securities available for sale.

Stock Compensation Plans

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

Net Income Per Common Share and Common Shares Outstanding

Basic and diluted net income per share has been computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for 5% stock dividends distributed on June 29, 2007 and June 30, 2006.

Basic earnings per share represent income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options.

Basic and diluted net income per share have been computed based upon net income as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding, after retroactively adjusting for stock dividends, as summarized below:

	2007	2006	2005
Weighted average number of common shares used in computing basic net income per share	3,766,082	3,765,973	3,765,679
Effect of dilutive stock options	80,828	129,040	89,521

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	3,846,910	3,895,013	3,855,200

For the years ended December 31, 2007 and 2006, there were no options that were antidilutive. For the year ended December 31, 2005, there were 163,406 options that were antidilutive due to the exercise price exceeding the average market price for the period.

Recent Accounting Pronouncements

SAB 108—In September 2006, the SEC issued Staff Accounting Bulletin No.108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.

Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet. The iron curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year’s errors on the income statement. The Company previously used the roll-over method for quantifying identified financial statement misstatements.

SAB 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods.

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

The Company adopted SAB 108 during the quarter ended December 31, 2006 and elected to use the cumulative effect transition method in connection with the preparation of its financial statements. The following table summarizes the effects of applying the guidance in SAB 108:

	Period in which the misstatement originated (1)
	Cumulative prior to January 1,	Year ended December 31,		Adjustment recorded as of January 1,
	2004	2004	2005	2006
Accrued expenses and other liabilities (2)	$204	$30	$30	$264
Deferred income taxes (3)	(78)	(12)	(12)	(102)

Impact on net income (4)	$126	$18	$18

Retained earnings (5)				$162

(1)	The Company quantified these errors under the roll-over method and concluded that they were immaterial both individually and in the aggregate.
(2)	The Company was not recognizing rent expense for one lease using the straight-line method. As a result of this error, its occupancy and equipment expense was understated by $204 thousand (cumulatively) in fiscal years ending prior to January 1, 2004, by $30 thousand in fiscal year ending December 31, 2004 and by $30 thousand in fiscal year ending December 31, 2005.
(3)	As a result of the lease misstatement described, the Company’s provision for income taxes was overstated $78 thousand (cumulatively) in fiscal years ending prior to January 1, 2004, by $12 thousand in fiscal year ending December 31, 2004 and by $12 thousand in fiscal year ending December 31, 2005.
(4)	Represents the net overstatement of net income for the indicated periods resulting from these misstatements.
(5)	Represents the net reduction to retained earnings recorded as of January 1, 2006 to record the initial application of SAB 108.

SFAS 157—In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued proposed FASB Staff Position (“FSP”) SFAS 157-b (“FSP 157-b”), which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-b partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-b. The Company will adopt SFAS 157 during 2008, except as it applies to those non-financial assets and non-financial liabilities as noted in proposed FSP 157-b. The partial adoption of SFAS 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

SFAS 159—Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this standard is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective for fiscal years beginning after November 15, 2007, with early adoption permitted under certain circumstances. The Company has chosen not to early adopt the provision of SFAS 159. The Company has evaluated this statement and does not believe it will have a material effect on the Company’s consolidated financial statements.

FIN 48—The Company adopted the Financial Accounting Standards Board’s Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. The adoption of FIN 48 did not have a material effect on our consolidated financial position or results of operations and unrecognized tax benefits as of December 31, 2007 and 2006 were immaterial. The Company classifies interest and penalties related to income tax assessments, if any, in income tax expense in the consolidated statement of operations and interest and penalties recognized in 2007, 2006, and 2005 were immaterial. Fiscal years ending on or after December 31, 2004 are subject to examination by federal and state tax authorities.

SAB 109—In November 2007, the SEC issued SAB No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”). SAB 109 supersedes guidance provided by SAB No. 105, “Loan Commitments Accounted for as Derivative Instruments” (“SAB 105”) and provides guidance on written loan commitments accounted for at fair value through earnings. Specifically, SAB 109 addresses the inclusion of expected net future cash flows related to the associated servicing of a loan in the measurement of all written loan commitments accounted for at fair value through earnings. In addition, SAB 109 retains the SEC’s position on the exclusion of internally-developed intangible assets as part of the fair value of a derivative loan commitment originally established in SAB 105. SAB 109 is effective for fiscal years ending after December 15, 2007. The Company currently is evaluating the impact, if any, that SAB 109 may have on its financial position, results of operations or cash flows.

EITF 06-4—In September 2006, the Emerging Issues Task Force (“EITF”) issued EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The scope of EITF 06-4 is limited to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods. Therefore, EITF 06-4 would not apply to a split-dollar life insurance arrangement that provides a specified benefit to an employee that is limited to the employee’s active service period with an employer. EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. The implementation of EITF 06-4 on January 1, 2008 is expected to result in an adjustment to the carrying value of liabilities with an offsetting adjustment to the opening balance of retained earnings of approximately $617 thousand. The Company also expects an annual charge in 2008 of approximately $58 thousand from the adoption of EITF 06-4.

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

Reclassification

Certain items included in prior years’ consolidated financial statements have been reclassified to conform to the current year presentation. The reclassifications had no effect on the net income or shareholders’ equity as previously reported.

NOTE C—INVESTMENT SECURITIES

The following is a summary of the securities portfolio by major classification at December 31, 2007 and 2006:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
December 31, 2007
U.S. government agencies	$6,049	$5	$33	$6,021
Municipals	30,423	37	568	29,892
Corporate bonds	851	—	—	851
Mortgage-backed securities	33,470	173	180	33,463

	$70,793	$215	$781	$70,227

December 31, 2006
U.S. government agencies	$10,008	$3	$97	$9,914
Municipals	24,493	65	95	24,463
Corporate bonds	529	—	4	525
Mortgage-backed securities	35,077	83	497	34,663

	$70,107	$151	$693	$69,565

The following tables show gross unrealized losses and fair value of investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2007 and 2006.

	2007
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Securities available for sale:
U.S. government agencies	$1,995	$13	$2,585	$20	$4,580	$33
Municipals	20,758	541	1,578	27	22,336	568
Mortgage-backed securities	981	5	11,210	175	12,191	180

Total temporarily impaired securities	$23,734	$559	$15,373	$222	$39,107	$781

	2006
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Securities available for sale:
U.S. government agencies	$1,944	$11	$5,178	$86	$7,122	$97
Municipals	11,797	63	2,987	32	14,784	95
Corporate bonds	525	4	—	—	525	4
Mortgage-backed securities	4,855	12	19,034	485	23,889	497

Total temporarily impaired securities	$19,121	$90	$27,199	$603	$46,320	$693

At December 31, 2007, temporarily impaired securities, 12 months or more, consisted of four U.S. government agency securities, four municipal securities and twenty-three mortgage-backed securities. None of the impaired securities have premiums associated with them. The Company believes the impairment relates to the current interest rate environment and does not relate to the underlying credit quality of the issuers, and the Company has the intent and ability to hold these investments for a time necessary to recover their cost and therefore, is not an other than temporary impairment. The remaining securities that have an unrealized loss have been impaired for less than 12 months, which includes three U.S. government agency securities, thirty-four municipal securities, and two mortgage-backed securities. The Company believes the impairment relates to the current interest rate environment and there is not a permanent impairment. The unrealized losses relate to debt securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased. The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, and considering that management has the intent and ability to hold these securities until maturity, none of the securities are deemed to be other than temporarily impaired.

Securities with a carrying value of $12.3 million and $6.1 million at December 31, 2007 and 2006, respectively, were pledged to secure borrowings or deposits.

The amortized cost and fair values of securities available for sale at December 31, 2007 by contractual maturity are shown below. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Securities Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$5,471	$5,455
Due after one year through five years	20,033	19,905
Due after five years through ten years	23,163	22,953
Due after ten years	22,126	21,914

	$70,793	$70,227

Proceeds from maturities, sales and calls of investment securities during the years ended December 31, 2007, 2006 and 2005 were $22.2 million, $10.6 million, and $9.1 million, respectively. The Company realized gross gains of approximately $63 thousand, $1 thousand, and $14 thousand in 2007, 2006, and 2005, respectively, and gross losses of approximately $48 thousand, $61 thousand, and $24 thousand in 2007, 2006, and 2005, respectively.

NOTE D—LOANS

Following is a summary of loans at December 31, 2007 and 2006:

	2007	2006
Real estate—mortgage:
Construction and land development	$150,701	$157,689
One-to-four family residential	44,812	35,044
Multifamily	7,073	5,078
Commercial	109,742	88,892
Home equity lines of credit	38,864	30,726

Total real estate loans	351,192	317,429

Commercial and industrial	15,454	14,540
Consumer	3,937	2,457

Total gross loans	370,583	334,426
Deferred loan (fees)/costs, net	95	(17)

Total loans	$370,678	$334,409

Loans are primarily made in southeastern North Carolina, principally New Hanover, Pender and Brunswick Counties. Real estate loans can be affected by the condition of the local real estate market. Commercial and industrial loans can be affected by the local economic conditions.

The recorded investment in loans considered impaired was $13.1 million at December 31, 2007 with a corresponding valuation allowance of $1.5 million. At December 31, 2006, $4.1 million of the recorded investment in loans considered impaired had a corresponding valuation allowance of $328 thousand. At December 31, 2007 and 2006, the recorded investment in impaired loans with no corresponding valuation allowance was $4.9 million and $0, respectively. The average investment in impaired loans was $6.3 million and $3.6 million for the years ended December 31, 2007 and 2006, respectively. Such loans had the effect of reducing interest income by approximately $200 thousand, $113 thousand, and $76 thousand during the years ended December 31, 2007, 2006 and 2005, respectively.

An analysis of the allowance for loan losses follows:

	2007	2006	2005
Balance at beginning of year	$4,536	$3,510	$2,106
Provision charged to operations	1,095	1,340	1,499

Charge-offs:
Home equity lines of credit	—	(92)	(43)
Consumer	(10)	(23)	(10)
Commercial and industrial	(6)	(292)	(131)

Total charge-offs	(16)	(407)	(184)

Recoveries:
Home equity lines of credit	3	—	74
Real estate-mortgage	—	4	4
Consumer	—	5	1
Commercial and industrial	153	84	10

Total recoveries	156	93	89

Net recoveries/(charge-offs)	140	(314)	(95)

Balance at end of year	$5,771	$4,536	$3,510

The Company has granted loans to certain directors and executive officers of the Company and their related interests. Such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers and, in management’s opinion, do not involve more than the normal risk of collectibility. All loans to directors and executive officers or their related interests are submitted to the Board of Directors for approval. A summary of loans to directors, executive officers and their interests follows:

Loans to directors and officers as a group at December 31, 2006	$6,506
Disbursements during year	329
Amounts collected during year	(272)
Parties no longer related	(4,063)
New related parties	195

Loans to directors and officers as a group at December 31, 2007	$2,695

At December 31, 2007, the Company had pre-approved but unused available credit totaling $130 thousand to directors, executive officers and their related interests.

NOTE E—PREMISES AND EQUIPMENT

Following is a summary of premises and equipment at December 31, 2007 and 2006:

	2007	2006
Buildings and improvements	$884	$883
Furniture and equipment	2,958	2,423
Leasehold improvements	1,684	1,041
Automobiles	39	39
Construction in progress	33	38

	5,598	4,424
Less accumulated depreciation	(2,018)	(1,470)

Total Premises and Equipment	$3,580	$2,954

Depreciation and amortization amounting to $618 thousand, $410 thousand, and $254 thousand for the years ended December 31, 2007, 2006, and 2005, respectively, is included in occupancy and equipment expense. Outstanding construction commitments at December 31, 2007 were approximately $632 thousand.

NOTE F—DEPOSITS

Time deposits in denominations of $100 thousand or more were $178.2 million and $131.0 million at December 31, 2007 and 2006, respectively. Interest expense on such deposits aggregated $8.0 million in 2007, $5.7 million in 2006, and $2.3 million in 2005.

At December 31, 2007, the scheduled maturities of certificates of deposit are as follows:

	Less than $100,000	$100,000 or more	Total
Three months or less	$28,401	$41,358	$69,759
Over three months to six months	22,127	16,094	38,221
Over six months to twelve months	52,888	78,486	131,374
Over twelve months	9,530	42,287	51,817

Total	$112,946	$178,225	$291,171

NOTE G—BORROWINGS

The Company may purchase federal funds through unsecured federal funds lines of credit totaling $11.0 million. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and term of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate. The Company had no amounts outstanding under these lines as of December 31, 2007 and 2006.

The Company has outstanding FHLB advances of $36.0 million and $31.0 million at December 31, 2007 and 2006, respectively. All of these advances at the Federal Home Loan Bank of Atlanta are secured by a blanket lien on our qualifying 1-4 family first mortgages, commercial real estate loans, home equity lines of credit, and second mortgages in addition to investment securities totaling $11.3 million currently pledged to FHLB. The Company has a maximum borrowing availability from FHLB of $69.6 million as of December 31, 2007. At December 31, 2007, the maximum month end balance was $36.0 million consisting of $17 million in short term, variable rate borrowings and long term borrowings totaling $14 million with adjustable rates, $8 million with fixed rates, and one $8 million convertible rate advance.

The Company has a credit facility with the Federal Reserve Bank of Richmond, secured by an investment security available for sale, under which the Company had a maximum borrowing availability of approximately $496 thousand at December 31, 2007. No amount was outstanding under this credit facility at December 31, 2007 and 2006.

The Company has long-term debt of $10.3 million in junior subordinated debentures payable to its subsidiary, BKWW Statutory Trust I. This debt was issued on October 4, 2005 and is callable in five years with a final maturity of October 4, 2035. The Trust was formed for the sole purpose of issuing trust preferred securities and investing the proceeds from the sale of such trust preferred securities in junior subordinated debentures. The debentures held by the Trust are the sole assets of the Trust. The Company owns 100% of the Trust’s outstanding common securities and unconditionally guarantees the Trust’s financial obligations. The debentures and the trust preferred securities bear a quarterly adjustable interest rate, currently 6.39%. The interest rate is equal to 140 basis points over the three-month LIBOR (London Inter-Bank Offered Rate). The trust preferred securities generally rank equal to the trust common securities in priority of payment, but will rank prior to trust common securities if, and so long as, the Company fails to make principal or interest payment on the debentures. Concurrently with the issuance of the debentures and the trust preferred securities, the Company entered into a Guaranty Agreement, dated October 4, 2005, related to the trust preferred securities for the benefit of the holders. The debentures and trust preferred securities each have 30-year lives and will each be callable by the Company or the Trust, at their option, after five years. The Company has the option to defer interest for up to five years on the debentures. The debentures qualify as Tier I capital under Federal Reserve Board guidelines.

Outstanding borrowings at December 31, 2007 and 2006 are presented below:

Maturity	Current Interest Rate	2007	2006
Short Term Borrowings
Daily Rate Credit	4.40%	$6,000	$3,000
April 27, 2007	4.15%	—	3,000
April 28, 2008	4.27%	3,000	—
May 12, 2008	5.02%	3,000	—
June 20, 2008	4.94%	5,000	—

Total Short Term Borrowings		17,000	6,000

Long Term Borrowings
April 28, 2008	4.27%	—	3,000
May 12, 2008	5.02%	—	3,000
June 20, 2008	4.94%	—	5,000
April 27, 2009	4.48%	3,000	3,000
May 12, 2009	5.03%	3,000	3,000
April 26, 2010	5.04%	2,000	—
April 27, 2010	5.01%	3,000	—
August 25, 2015	4.10%	8,000	8,000
October 4, 2035	6.39%	10,310	10,310

Total Long Term Borrowings		29,310	35,310

Total Borrowings		$46,310	$41,310

NOTE H—LEASES

The Company leases various branch and office facilities, as well as land, all under operating leases. These leases are for terms that range from month to month for the temporary space to fifteen years, with renewal options of up to thirty-five years. Future rental expense to be recognized under these leases are as follows:

2008	$667
2009	656
2010	641
2011	646
2012	439
Thereafter	3,093

$6,142

Rental expense for operating leases was $686 thousand, $483 thousand, and $402 thousand during 2007, 2006 and 2005, respectively.

NOTE I—INCOME TAXES

The significant components of the provision for income taxes for the years ended December 31, 2007, 2006, and 2005 are as follows:

	2007	2006	2005
Current tax provision:
Federal	$549	$1,299	$925
State	212	365	214

Total current tax provision	761	1,664	1,139

Deferred tax provision:
Federal	(445)	(505)	(292)
State	(95)	(108)	(62)

Total deferred tax provision	(540)	(613)	(354)

Provision for income tax expense before adjustment to deferred tax asset valuation allowance	221	1,051	785
Decrease in valuation allowance	—	—	—

Income tax	$221	$1,051	$785

The difference between the provision for income taxes and the amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes is summarized below:

	2007	2006	2005
Tax computed at the statutory federal rate	$533	$1,130	$839

Increase (decrease) resulting from:
State income taxes, net of federal tax effect	77	169	100
Tax exempt interest	(309)	(220)	—
Stock based compensation	37	40	—
Bank owned life insurance	(131)	(66)	(68)
Other permanent differences	14	(2)	(86)

Provision for income taxes	$221	$1,051	$785

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred taxes at December 31, 2007 and 2006 are as follows:

	2007	2006
Deferred tax assets relating to:
Allowance for loan losses	$2,004	$1,582
Unrealized losses on investment securities	218	209
Deferred Compensation	371	228
Other	127	119

Total deferred tax assets	2,720	2,138

Deferred tax liabilities relating to:
Deferred loan costs	(254)	(330)
Prepaid expenses	(69)	(57)
Fixed asset differences	(195)	(98)

	(518)	(485)

Net recorded deferred tax asset	$2,202	$1,653

It is management’s opinion that realization of the net deferred tax asset is more likely than not based on the Company’s history of taxable income and estimates of future taxable income. The adoption of FIN 48 did not have a material effect on our consolidated financial position or results of operations and unrecognized tax benefits as of December 31, 2007 and 2006 were immaterial.

NOTE J—OTHER NON-INTEREST EXPENSE

The major components of other non-interest expense for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
Advertising and promotion	$449	$549	$322
Data processing and other outsourced services	952	770	581
Postage, printing and office supplies	201	152	92
Professional services	677	435	294
Other	1,300	936	677

Total	$3,579	$2,842	$1,966

NOTE K—REGULATORY MATTERS

The Bank, as a North Carolina banking corporation, may pay cash dividends only out of undivided profits as determined pursuant to North Carolina General Statutes. However, regulatory authorities may limit payment of dividends by any bank when it is determined that such limitation is in the public interest and is necessary to ensure financial soundness of the Bank.

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios, as prescribed by regulations, of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. As of August 6, 2007, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s category. Management believes, as of December 31, 2007 and 2006, that all capital adequacy ratios place the Company and the Bank in excess of the minimum necessary to be deemed “well capitalized” under regulatory guidelines. The Bank’s capital ratios are listed in the table below:

	Actual		Minimum Requirements
	Capital Amount	Capital Ratio	For Capital Adequacy	To Be Well Capitalized
	(In thousands)
As of December 31, 2007
Total capital—Tier II capital (to risk-weighted assets)	$43,198	11.1%	8.0%	10.0%
Tier I capital (to risk-weighted assets)	38,321	9.8%	4.0%	6.0%
Leverage Tier I capital (to average assets)	38,321	8.3%	4.0%	5.0%
As of December 31, 2006
Total capital—Tier II capital (to risk-weighted assets)	$40,689	11.5%	8.0%	10.0%
Tier I capital (to risk-weighted assets)	36,265	10.3%	4.0%	6.0%
Leverage Tier I capital (to average assets)	36,265	8.5%	4.0%	5.0%

The Company is also subject to these capital requirements. At December 31, 2007 and 2006, the Company’s capital ratios are as follows:

	At December 31,
	2007	2006
Total risk-based capital ratio	11.2%	11.8%
Tier 1 risk-based capital ratio	9.9%	10.3%
Leverage ratio	8.6%	9.2%

NOTE L—OFF-BALANCE SHEET RISK

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and commercial letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company, upon extension of credit is based on management’s credit evaluation of the borrower. Collateral obtained varies but may include real estate, stocks, bonds, and certificates of deposit.

A summary of the contract amounts of the Company’s exposure to off-balance sheet risk as of December 31, 2007 is as follows:

Financial instruments whose contract amounts represent credit risk:

Commitments to extend credit	$11.2 million
Undisbursed lines of credit	66.0 million
Commercial and standby letters of credit	811 thousand

NOTE M—DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

Financial instruments include cash and due from banks, interest-earning deposits in other banks, investment securities, time deposits in other banks, loans, stock in FHLB of Atlanta, bank owned life insurance, deposit accounts and borrowings. Fair value estimates are made at a specific moment in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no active market readily exists for a portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Due from Banks, Interest-Earning Deposits and Time Deposits in Other Banks

The carrying amounts for cash and due from banks, interest-earning deposits, Fed funds sold, and time deposits in other banks approximate fair value because of the short maturities of those instruments.

Investment Securities

Fair value for investment securities equals quoted market price if such information is available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans

For certain homogenous categories of loans, such as residential mortgages, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Accrued Interest Receivable and Payable

The carrying amount is a reasonable estimate of fair value.

Stock in Federal Home Loan Bank of Atlanta

The fair value for FHLB stock approximates carrying value, based on the redemption provisions of the Federal Home Loan Bank.

Bank Owned Life Insurance

The fair value of Company owned life insurance is equivalent to the cash surrender value of the underlying policies.

Deposits

The fair value of demand, savings, money market and NOW deposits is the amount payable on demand at the reporting date. The fair value of time deposits is estimated based on discounting cash flows using the rates currently offered for instruments of similar remaining maturities.

Borrowings

The fair value of borrowings is based upon discounting expected cash flows using current rates at which borrowings of similar maturity could be obtained.

Financial Instruments with Off-Balance Sheet Risk

With regard to financial instruments with off-balance sheet risk discussed in Note L, it is not practicable to estimate the fair value of future financing commitments.

The carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows at December 31, 2007 and 2006:

	2007		2006
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets:
Cash and due from banks	$6,257	$6,257	$7,209	$7,209
Interest-earning deposits in other banks	1,413	1,413	1,639	1,639
Fed funds sold	25	25	—	—
Investment securities	70,227	70,227	69,565	69,565
Time deposits in other banks	199	199	298	298
Loans	370,678	373,270	334,409	330,470
Accrued interest receivable	2,343	2,343	2,195	2,195
Stock in FHLB of Atlanta	2,384	2,384	2,081	2,081
Bank owned life insurance	9,876	9,876	5,491	5,491
Financial liabilities:
Deposits	386,738	387,407	353,617	352,088
Borrowings	46,310	46,163	41,310	40,636
Accrued interest payable	772	772	745	745

NOTE N—EMPLOYEE AND DIRECTOR BENEFIT PLANS

401(K) Retirement Plan

The Company has adopted a 401(k) retirement plan that covers all eligible employees. The Company matched 100% of employee contributions, with the Company’s contribution limited to 6% of each employee’s salary for the years ended December 31, 2007, 2006 and 2005. Matching contributions are funded when accrued. Expenses under the plan totaled $200 thousand, $160 thousand, and $131 thousand for the years ended December 31, 2007, 2006 and 2005, respectively.

Stock Option Plans

The Company has three share-based compensation plans in effect at December 31, 2007. The compensation cost that has been charged against income for those plans was approximately $109 thousand and $118 thousand for 2007 and 2006, respectively, and none for 2005. There has been no deferred tax assets recorded due to the fact that stock based compensation expense results solely from incentive stock options.

During 1999 the Company adopted, with shareholder approval, the 1999 Incentive Stock Option Plan (the “Employee Plan”) and the 1999 Nonstatutory Stock Option Plan (the “Director Plan”). Each plan was amended as of June 17, 2005 with shareholder approval to increase the number of shares available for options to purchase shares of the Company’s common stock. Options of 176,056 granted under the Director Plan vested immediately at the time of grant and 43,411 granted under the Director Plan vested after six months, while the options granted under the Employee Plan vest over a five-year period for 174,350 options, over a four-year period for 37,898 options, and over a three-year period for 90,267 options. All unexercised options expire ten years after the date of grant. Options under these plans were granted at a price not less than the fair market value at the date of the grant. No further grants will be made under these plans with the adoption of the 2007 Omnibus Equity Plan.

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

The risk-free interest rate is based upon a U.S. Treasury instrument with a life that is similar to the expected life of the option grant. Expected volatility is based upon the historical volatility of the Company’s stock price over the expected term of the options. The expected term of the options is based upon the average life of previously issued stock options. The expected dividend yield is based upon current yield on date of grant. No post-vesting restrictions for these options. No options were granted during 2007 and 2006. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005: expected volatility of 14.29 percent; risk-free interest rate of 4.50 percent; dividend yield of 0.00 percent; and expected lives of 7 years. The weighted average fair value of options granted during 2005 was $383.

A summary of option activity and changes under the stock option plans during the year ended December 31, 2007 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	435,021	$7.35
Exercised	(523)	3.78
Forfeited	(12,886)	9.70
Granted	—	—

Outstanding at December 31, 2007	421,612	$7.28	4.28 years	$1,707

Exerciseable at December 31, 2007	374,526	$6.97	3.86 years	$1,633

There was $3 thousand, $1 thousand, and $82 thousand of proceeds recorded from the exercise of these options in December 31, 2007, 2006 and 2005, respectively. The intrinsic value of options exercised for the years ended December 31, 2007, 2006 and 2005 was approximately $3 thousand, $2 thousand, and $46 thousand, respectively.

A summary of the status of the Company’s non-vested stock options and changes during the year ended December 31, 2007, is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested - December 31, 2006	88,602	$2.99
Granted	—	—
Vested	(28,630)	2.99
Forfeited	(12,886)	2.98

Non-vested - December 31, 2007	47,086	$2.99

The fair value of stock options that contractually vested during the years ended December 31, 2007, 2006, and 2005 were $113 thousand, $249 thousand, and $0, respectively.

As of December 31, 2007, there was $86 thousand of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all of the Company’s stock benefit plans. That cost is expected to be recognized over a weighted-average period of 0.75 years.

The Company funds the option shares from authorized but unissued shares. The Company does not typically purchase shares to fulfill the obligations of the stock benefit plans. The option plan requires option holders to exercise options with payment in cash.

The following illustrates the effect on net income available to common stockholders if the Company had applied the fair value recognition provisions of SFAS No. 123 to the prior year ended December 31, 2005:

2005
Net income:
As reported	$1,682
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(125)

$1,557

Pro forma

Basic net income per share:
As reported	$0.45
Pro forma	0.41
Diluted net income per share:
As reported	$0.44
Pro forma	0.40

Employment Agreement

The Company has entered into an employment agreement with its Chief Executive Officer. The agreement provides for a three-year term but, upon each anniversary, the agreement may be extended for an additional year so that the remaining term shall always be three years. The agreement provides for benefits as spelled out in the contract and cannot be terminated by the Board of Directors, except for cause, without prejudicing the officer’s right to receive certain vested rights, including compensation, for the remaining term of the agreement. In the event of a change in control of the Company, as defined in the agreement, the agreement will automatically be extended for three years from the date of such change in control and the acquirer will be bound to the terms of the contract for that period.

Termination Agreements

The Company has entered into special termination agreements with six key employees which provide for severance pay benefits in the event of a change in control of the Company which results in the termination of such employees or diminished compensation, duties or benefits within two years of a change in control. The employees covered under this agreement are entitled to a cash payment equal to two times their annual compensation for three employees and one and a half times their annual compensation for the other three employees, for income tax purposes for the most recent tax year prior to the change in control. The agreements are initially effective for a three-year period and are automatically extended annually for an additional year unless the Company’s Board of Directors takes specific action not to grant the automatic extension.

Supplemental Employee Retirement Plan and Endorsement Split Dollar Plans

In 2005, the Company implemented a non-qualifying deferred compensation plan for four key executive officers. The Company purchased life insurance policies on these four key executive officers and certain other key officers during 2004 and on four key executive officers in 2007 in order to provide future funding of benefit payments. The Company has agreed to share with the officers’ designated beneficiaries a portion of the total death benefits payable under the 2004 policies following their deaths. The insurance policies are owned by the Company and the Company is entitled to receive all death benefits remaining after payment to the officers’ beneficiary. The Company expects to recover in full its life insurance investment.

Benefits for each executive officer participating in the deferred compensation plan will accrue and vest during the period of employment, and will be paid in monthly benefit payments over the participant’s life after retirement. The plan also provides for payment of disability or death benefits in the event a participating officer becomes permanently disabled or dies prior to attainment of retirement age. If the Company has a change in control before the officer reaches retirement age, the participating officer will be entitled to a benefit. Provisions of approximately $317 thousand, $298 thousand and $211 thousand were expensed for future benefits to be provided under this plan for the years ended December 31, 2007, 2006, and 2005, respectively. The total liability under this plan was approximately $826 thousand and $509 thousand at December 31, 2007 and 2006, respectively, and is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

Director Elective Income Deferral Agreements and Split Dollar Plans for Directors

In 2005, the Company entered into Director Elective Income Deferral Agreements with each non-employee director. Interest on the amount deferred is credited by the Bank on the last business day of that year at a rate equal to the prime rate reported in the Wall Street Journal on that day, plus fifty basis points. The interest crediting rate for 2007 was 7.75%. Total deferred fees and credited interest will be paid to the director either in a lump sum or in installments over 120 months from retirement on or after reaching the normal retirement age of 65. The expense incurred by the Company for these agreements were approximately $48 thousand, $50 thousand and $37 thousand for the year ended December 31, 2007, 2006 and 2005, respectively. The total liability under these agreements was approximately $136 thousand and $87 thousand at December 31, 2007 and 2006, respectively, and is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

In order to fund the benefits payable under the Director Elective Income Deferral Agreements, the Company has purchased life insurance policies on each director. The policies are designed to offset the program’s costs during the lifetime of the participant and to provide complete recovery of all the program’s costs at their death. The Company has agreed to share with the directors’ designated beneficiaries a portion of the total death benefits payable under the policies following their deaths. The insurance policies are owned by the Company and the Company is entitled to receive all death benefits remaining after payment to the directors’ beneficiary. The Company expects to recover, in full, its life insurance investment.

NOTE O—PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information of Cape Fear Bank Corporation, the parent company, at and for the years ended December 31, 2007, 2006 and 2005 are presented below. Cape Fear Bank Corporation was incorporated on June 20, 2005.

CONDENSED BALANCE SHEET

	2007	2006
ASSETS:
Cash	$249	$884
Equity investment in subsidiaries	38,283	36,243
Other assets	309	312

TOTAL ASSETS	$38,841	$37,439

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Junior subordinated debt	$10,310	$10,310
Other liabilities	40	77
Shareholders’ equity	28,491	27,052

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$38,841	$37,439

CONDENSED STATEMENT OF OPERATIONS

	2007	2006	2005
Dividends from subsidiary	$21	$1,668	$116
Equity in undistributed net income of subsidiary	1,947	1,166	620
Interest expense	(714)	(675)	(142)
Miscellaneous income	91	113	43

NET INCOME	$1,345	$2,272	$637

CONDENSED STATEMENT OF CASH FLOWS

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,345	$2,272	$637
Equity in undistributed net income of subsidiary	(1,947)	(1,166)	(620)
Change in other assets	3	(221)	(91)
Change in other liabilities	(36)	3	75

NET CASH (USED)/PROVIDED BY OPERATING ACTIVITIES	(635)	888	1

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Trust	—	—	(311)
Investment in Bank	—	—	(10,000)

NET CASH USED BY INVESTING ACTIVITIES	—	—	(10,311)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from exercise of stock options	3	(4)	—
Cash paid for fractional shares	(3)	—	10,310

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	(4)	10,310

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(635)	884	—
CASH AND CASH EQUIVALENTS, BEGINNING	884	—	—

CASH AND CASH EQUIVALENTS, ENDING	$249	$884	$—

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A(T).	Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures in accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Our management, including our Chief Executive Officer and Chief Financial Officer, identified material weaknesses in our internal control over financial reporting that existed as of year-end 2007, as more fully described below in “Management’s Annual Report on Internal Control over Financial Reporting.” Solely as a result of the material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective in enabling us to provide reasonable assurance that we are able to record, process, summarize and report in a timely manner the information required to be disclosed in reports we file under the Exchange Act. Nonetheless, these material weaknesses identified as of year end 2007 did not result in a material misstatement of any of the Company’s financial statements, including the annual and interim financial statements for 2007.

In connection with the above evaluation of our disclosure controls and procedures, no change in our internal control over financial reporting was identified that occurred during our fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, our management, including our Chief Executive Officer and Chief Financial Officer, is taking remedial measures to address these material weaknesses, as described below in “Management’s Annual Report on Internal Control over Financial Reporting.” We anticipate completion of our implementation of such remedial measures prior to the time of our next periodic filing.

MANAGEMENT’S ANNUAL REPORT

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Cape Fear Bank Corporation (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. As of December 31, 2007, the Company determined that its implementation of a model for determining the allowance for loan loss, newly adopted in the fourth quarter 2007, resulted in a material weakness. This material weakness was the result of the lack of proper documentation for the model and the misapplication of one component of the model relating to procedures for determining historical loss experience. While the level of loan loss allowance previously reported in the Company’s February 1, 2008, Form 8-K filing of year end 2007 financial results and in the financial statements included herein was determined to be adequate at December 31, 2007, this material weakness, if not detected and corrected, could have impacted the determination of the allowance in the future periods. Additionally, the Company did not have effective controls in place to identify and account for non-routine transactions, such as the significant modification of accounting for accrued expenses resulting from FDIC deposit insurance assessments, which also was a material weakness. While management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2007 due to these material weaknesses, this did not result in a material misstatement of any of the Company’s financial statements, including the annual and interim financial statements for 2007. The Company is taking steps to remediate the material weaknesses, including designing and implementing additional control procedures, and implementing additional review processes over these controls, to ensure that the Company’s newly adopted model and existing procedures for determining the allowance for loan losses are properly documented and applied and that non-routine transactions are recognized and accounted for properly.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers. Information regarding our directors and executive officers is incorporated by reference from the information under the headings “Proposal 1: Election of Directors” and “Executive Officers” in our definitive Proxy Statement to be distributed in connection with our 2008 annual meeting of shareholders.

Audit Committee. Information regarding our Audit Committee is incorporated by reference from the information under the captions “Committees of Our Board - General” and “- Audit Committee” in our definitive Proxy Statement to be distributed in connection with our 2008 annual meeting of shareholders.

Audit Committee Financial Expert. Rules adopted by the Securities and Exchange Commission (the “SEC”) require that we disclose whether our Board of Directors has determined that our Audit Committee includes a member who qualifies as an “audit committee financial expert” as that term is defined in the SEC’s rules. To qualify as an audit committee financial expert under the SEC’s rules, a person must have a relatively high level of accounting and financial knowledge or expertise which he or she has acquired through specialized education or training or through experience in certain types of positions. We currently do not have an independent director who our Board believes can be considered an audit committee financial expert and, for that reason, there is no such person who the Board can appoint to our Audit Committee. However, our Audit Committee currently includes one member who is a certified public accountant and , in general, we believe the members of our Audit Committee have a level of financial knowledge and experience that is sufficient for a bank our size that, like us, does not engage in a wide variety of business activities.

Code of Ethics. Information regarding our Code of Ethics that applies to our directors and to all our executive officers, including without limitation our principal executive officer and principal financial officer is incorporated by reference from the information under the caption “Code of Ethics” in our definitive Proxy Statement to be distributed in connection with our 2008 annual meeting of shareholders.

Section 16(a) Beneficial Ownership Reporting Compliance. Information regarding compliance by our directors, executive officers and principal shareholders with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be distributed in connection with our 2008 annual meeting of shareholders.

Item 11.	Executive Compensation

Information regarding compensation paid to our executive officers and directors is incorporated by reference from the information under the headings “Executive Compensation” and “Director Compensation” in our definitive Proxy Statement to be distributed in connection with our 2008 annual meeting of shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of December 31, 2007 with respect to the Company’s equity compensation plans.

	EQUITY COMPENSATION PLAN INFORMATION
	(a) Number of securities to be issued upon exercise of outstanding options, warrants & rights (1)	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
Equity compensation plans approved by security holders	421,612	$7.28	243,042
Equity compensation plans not approved by security holders	—	—	—

Total	421,612	$7.28	243,042

(1)	Reflects the number of shares that remain subject to outstanding, unexercised options previously granted under our Incentive Stock Option Plan and Nonstatutory Stock Option Plan. During 2007, those plans were replaced by a new 2007 Omnibus Equity Plan. No options or other awards have been granted under that new Plan.
(2)	Reflects the aggregate number of shares for which options and other equity-based awards could be granted in the future under the 2007 Omnibus Equity Plan. No additional options may be granted under the Incentive Stock Option Plan and Nonstatutory Stock Option Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Person Transactions During 2007. Information regarding transactions between us and our related persons is incorporated by reference from the information under the heading “Related Person Transactions During 2007” in our definitive Proxy Statement to be distributed in connection with our 2008 annual meeting of shareholders.

Director Independence. Information regarding our independent directors is incorporated by reference from the information under the caption “Corporate Governance – Director Independence” in our definitive Proxy Statement to be distributed in connection with our 2008 annual meeting of shareholders.

Item 14.	Principal Accounting Fees and Services

Information regarding services provided by, and fees paid to, our independent accountants is incorporated by reference from the information under the caption “Services and Fees during 2007 and 2006” in our definitive Proxy Statement to be distributed in connection with our 2008 annual meeting of shareholders.

Item 15.	Exhibits, Financial Statements and Schedules

(a) Financial Statements. The following consolidated financial statements are included in Item 8 of this Report:

Report of Dixon Hughes PLLC

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Operations for the years ended December 31, 2007, 2006, and 2005

Consolidated Statements of Comprehensive Income for the years ended December 31, 2007, 2006, and 2005

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2007, 2006, and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006, and 2005

Notes to Consolidated Financial Statements-December 31, 2007, 2006, and 2005

(b) Exhibits. An Exhibit Index listing exhibits that are being filed or furnished with, or incorporated by reference into, this Report appears immediately following the signature page and is incorporated herein by reference.

(c) Financial Statement Schedules. No separate financial statement schedules are being filed as all required schedules either are not applicable or are contained in the financial statements listed above, in Item 1 or in Item 7 of this Report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, we have caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

CAPE FEAR BANK CORPORATION

Date: March 31, 2008	By:	/s/ Cameron Coburn
Cameron Coburn
Chairman, President and Chief Executive Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed by the following persons on our behalf and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Cameron Coburn	Chairman, President and	March 31, 2008
Cameron Coburn	Chief Executive Officer (principal executive officer)

/s/ Betty V. Norris	Senior Vice President and	March 31, 2008
Betty V. Norris	Chief Financial Officer (principal financial and accounting officer)

/s/ W. Lee Crouch, Jr.	Vice Chairman	March 31, 2008
W. Lee Crouch, Jr.

/s/ Windell Daniels	Director	March 31, 2008
Windell Daniels

	Director	March 31, 2008
Craig S. Relan

/s/ Jerry D. Sellers	Director	March 31, 2008
Jerry D. Sellers

/s/ Becky P. O’Daniell	Director	March 31, 2008
Becky P. O’Daniell

/s/ Walter O. Winter	Director	March 31, 2008
Walter O. Winter

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Our Articles of Incorporation, as amended (incorporated by reference from Exhibits to our Current Report on Form 8-K dated November 1, 2006)

3.2	Our Bylaws (incorporated by reference from Exhibits to our Current Report on Form 8-K dated November 1, 2006)

10.01	1999 Incentive Stock Option Plan (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

10.02	Amendment No. 1 to 1999 Incentive Stock Option Plan (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

10.03	Form of Incentive Stock Option Agreement (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

10.04	1999 Nonstatutory Stock Option Plan (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

10.05	Amendment No. 1 to 1999 Nonstatutory Stock Option Plan (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

10.06	Form of Nonstatutory Stock Option Agreement (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

10.07	2007 Omnibus Equity Plan (incorporated by reference from Exhibits to our Current Report on Form 8-K dated May 17, 2007)

10.08	Amended Employment Agreement dated November 22, 2006, between Cape Fear Bank Corporation, Cape Fear Bank, and J. Cameron Coburn (incorporated by reference from Exhibits to our Current Report on Form 8-K dated November 22, 2006)

10.09	Endorsement Split Dollar Agreement dated June 23, 2005, between Bank of Wilmington and John Cameron Coburn (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

10.10	Endorsement Split Dollar Agreement dated June 23, 2005, between Bank of Wilmington and Betty V. Norris (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

10.11	Endorsement Split Dollar Agreement dated June 23, 2005, between Bank of Wilmington and Lynn M. Burney (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

10.12	Salary Continuation Agreement dated June 23, 2005, between Bank of Wilmington and John Cameron Coburn (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

10.13	Salary Continuation Agreement dated June 23, 2005, between Bank of Wilmington and Larry W. Flowers (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

10.14	Salary Continuation Agreement dated June 23, 2005, between Bank of Wilmington and Betty V. Norris (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

10.15	Salary Continuation Agreement dated June 23, 2005, between Bank of Wilmington and Lynn M. Burney (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

10.16*	Severance Agreement dated November 22, 2006, between Cape Fear Bank Corporation and Betty V. Norris (incorporated by reference from Exhibits to our Current Report on Form 8-K dated November 22, 2006))

10.17*	Severance Agreement dated November 22, 2006, between Cape Fear Bank Corporation and Lynn M. Burney (incorporated by reference from Exhibits to our Current Report on Form 8-K dated November 22, 2006))

10.18	Split Dollar Plan dated July 15, 2004, covering Walter Lee Crouch, Jr., Windell Daniels, Craig S. Relan, Jerry D. Sellers, John Davie Waggett, and Walter O. Winter (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

10.19*	Amended Director Elective Income Deferral Agreement dated November 22, 2006, between Cape Fear Bank and Walter Lee Crouch, Jr. (incorporated by reference from Exhibits to our Current Report on Form 8-K dated November 22, 2006)

10.20*	Amended Director Elective Income Deferral Agreement dated November 22, 2006, between Cape Fear Bank and Windell Daniels (incorporated by reference from Exhibits to our Current Report on Form 8-K dated November 22, 2006)

10.21*	Amended Director Elective Income Deferral Agreement dated November 22, 2006, between Cape Fear Bank and Craig S. Relan (incorporated by reference from Exhibits to our Current Report on Form 8-K dated November 22, 2006)

10.22*	Amended Director Elective Income Deferral Agreement dated November 22, 2006, between Cape Fear Bank and Jerry Sellers (incorporated by reference from Exhibits to our Current Report on Form 8-K dated November 22, 2006)

10.23*	Amended Director Elective Income Deferral Agreement dated November 22, 2006, between Cape Fear Bank and J. Davie Waggett (incorporated by reference from Exhibits to our Current Report on Form 8-K dated November 22, 2006)

10.24	Director Elective Income Deferral Agreement dated December 16, 2004, with Walter O. Winter (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

10.25*	Severance Agreement dated January 11, 2007 between Cape Fear Bank Corporation, Cape Fear Bank and R. James MacLaren (incorporated by reference from Exhibits to our December 31, 2006 Annual Report on Form 10-K)

10.26*	Severance Agreement dated January 11, 2007 between Cape Fear Bank Corporation, Cape Fear Bank and A. Mark Tyler (incorporated by reference from Exhibits to our December 31, 2006 Annual Report on Form 10-K)

23	Consent of Dixon Hughes PLLC (filed herewith)

31.1	Certification of our Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of our Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32	Certifications of our Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith)

99.1	Our definitive Proxy Statement (being filed separately with the Securities and Exchange Commission)

*	An asterisk denotes a management contract or compensatory plan or arrangement