Form 10-K/A
period 2007-12-31
Cape Fear Bank CORP
filed 2008-04-29
CIK 1334872

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission File No. 000-51513

CAPE FEAR BANK CORPORATION

(Exact name of registrant as specified in its charter)

North Carolina	20-3035898
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1117 Military Cutoff Road, Wilmington, North Carolina	28405
(Address of principal executive offices)	(Zip Code)

(910) 509-2000

Registrant’s telephone number, including area code

Securities registered under Section 12(b) of the Act:

Common Stock, $3.50 par value per share	NASDAQ Capital Market
(Title of class)	(Name of exchange on which registered)

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

EXPLANATORY NOTE

The purpose of this Annual Report on Form 10-K/A is to amend Part III, Items 10 through 14, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was filed with the Securities and Exchange Commission (the “SEC”) on April 3, 2008 (the “2007 10-K”), to include information previously omitted from the 2007 10-K in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after the end of the fiscal year. The Company’s definitive proxy statement will not be filed before April 29, 2008 (i.e., within 120 days after the end of the Company’s 2007 fiscal year). The Company currently anticipates scheduling its 2008 annual meeting of stockholders to be held in August 2008.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Annual Report on Form 10-K/A under Item 15 of Part IV hereof.

For purposes of this Annual Report on Form 10-K/A, and in accordance with Rule 12b-15 under the Exchange Act, Items 10 through 14 and 15(a)(3) of our 2007 10-K have been amended and restated in their entirety. Except as stated herein, this Form 10-K/A does not reflect events occurring after the filing of the Form 10-K on April 3, 2008, and no attempt has been made in this Annual Report on Form 10-K/A to modify or update other disclosures as presented in the 2007 10-K. Accordingly, this Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the filing of the Form 10-K.

When used in this Report, the terms “we,” “us,” “our” and similar terms refer to Registrant, Cape Fear Bank Corporation. Registrant’s banking subsidiary, Cape Fear Bank, is referred to as the “Bank.”

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors. The following table lists information about our current directors.

Name and age	Positions with us and the Bank	Year first elected (1)	Principal occupation and business experience
Cameron Coburn (42)	Chairman, President and Chief Executive Officer; member of Executive Committee	1998	Our executive officer

Walter Lee Crouch, Jr. (51)	Vice Chairman; Chairman of Corporate Governance Committee and member of Audit Committee	1998	Realtor/broker, Intracoastal Realty Corporation

Becky Parker O’Daniell (44)	Director; member of Audit Committee	2007	President and Chief Financial Officer, Atlantic Quest Corporation (operates five full service restaurants); certified public accountant

Craig S. Relan (61)	Director; Chairman of Audit Committee and member of Corporate Governance Committee	1998	Private investor; retired Vice President and General Manager, Digital Systems Research (1988 to 1996) (ship building and professional engineering)

Jerry D. Sellers (53)	Director; member of Corporate Governance Committee and Executive Committee	2003	Partner, Sellers Tile Co., Inc. (ceramic tile and stone installation)

Name and age	Positions with us and the Bank	Year first elected (1)	Principal occupation and business experience
Walter O. Winter (67)	Director; member of Executive Committee	1998	Real estate investor; retired engineer, General Electric Corporation (1963 to 1996)

(1)	“First elected” refers to the year in which each individual first became a director of the Bank. With the exception of Ms. O’Daniell, each nominee first became our director at the time we were incorporated during 2005 as the Bank’s holding company. Ms. O’Daniell was appointed as a director during 2007 to fill a vacancy on the Board.

Executive Officers. We consider our six officers listed below to be our and the Bank’s executive officers.

Cameron Coburn, age 42, serves as our Chairman, President and Chief Executive Officer. He has served as Chairman of the Bank’s Board since 2001 and as its President and Chief Executive Officer since 2000. He formed the Bank’s organizing group during 1997 and, prior to his election as President, he had served as Executive Vice President and Chief Operating Officer of the Bank since it was incorporated and began operations during 1998. Prior to his employment with the Bank, Mr. Coburn was employed by United Carolina Bank in Wilmington, North Carolina, from 1992 to 1997, and by RHNB National Bank of North Carolina in Charlotte, North Carolina, from 1989 to 1992.

Betty V. Norris, age 53, serves as our and the Bank’s Senior Vice President, Treasurer and Chief Financial Officer. She has been employed by the Bank since it began operations during 1998. Ms. Norris previously was employed as Vice President and Chief Financial Officer of Peoples Savings Bank, Wilmington, North Carolina, from 1985 to 1996.

Lynn M. Burney, age 60, serves as our and the Bank’s Senior Vice President and Chief Operations Officer. She has been employed by the Bank since it began operations during 1998. Ms. Burney previously was employed by United Carolina Bank in Wilmington, North Carolina, from 1973 to 1997, where she last served as Vice President and Branch Development Support Officer.

R. James MacLaren, age 59, was appointed to serve as our Senior Vice President, and as the Bank’s Senior Vice President and Credit Administrator, during 2006. During February 2007, he became our and the Bank’s Chief Credit Officer. He previously served as the Bank’s First Vice President from 2003 until 2006 and Vice President from 1999 to 2003. He has been employed by the Bank since 1999.

A. Mark Tyler, age 43, was appointed to serve as our Senior Vice President, during December 2006. He has served as the Bank’s Senior Vice President and Business Banking Manager since 2003 and, during February 2007, he became our and the Bank’s Chief Banking Officer. He previously served as the Bank’s Vice President and Business Banking Officer from 1999 to 2003. He has been employed by the Bank since 1999.

Michelle L. Southerland, age 50, serves as our Vice President and Corporate Secretary. She has served as Vice President of the Bank since 2003 and was Assistant Vice President from 2002 to 2003. She has served as Corporate Secretary of the Bank since it began operations in 1998.

Audit Committee. Our Board of Directors has appointed an Audit Committee that is a joint committee of the Bank’s and our Boards. Under its charter, the Committee is responsible for:

•	appointing our independent accountants and approving their compensation and the terms of their engagement;

•	approving services proposed to be provided by the independent accountants, and

•	monitoring and overseeing the quality and integrity of our accounting and financial reporting process and audits of our financial statements.

The current members of the Audit Committee are: Craig S. Relan - Chairman, W. Lee Crouch, Jr., and Becky Parker O’Daniell. Windell Daniels also served as a member of the Committee during 2007 and until his death on April 22, 2008.

Audit Committee Financial Expert. Rules adopted by the SEC require that we disclose whether our Board of Directors has determined that our Audit Committee includes a member who qualifies as an “audit committee financial expert” as that term is defined in the SEC’s rules. To qualify as an audit committee financial expert under the SEC’s rules, a person must have a relatively high level of accounting and financial knowledge or expertise which he or she has acquired through specialized education or training or through experience in certain types of positions. We currently do not have an independent director who our Board believes can be considered an audit committee financial expert and, for that reason, there is no such person who the Board can appoint to our Audit Committee. However, our Audit Committee currently includes one member who is a certified public accountant and, in general, we believe the members of our Audit Committee have a level of financial knowledge and experience that is sufficient for a bank our size that, like us, does not engage in a wide variety of business activities.

Code of Ethics. Our Board of Directors has adopted a Code of Ethics which applies to our directors and all our executive officers. A copy of the Code is posted on the Bank’s website at www.capefearbank.com. A copy of the Code of Ethics also may be obtained, without charge, upon written request to our Corporate Secretary at Cape Fear Bank Corporation, 1117 Military Cutoff Road, Wilmington, North Carolina 28405.

Section 16(a) Beneficial Ownership Reporting Compliance. Our directors and executive officers are required by Federal law to file reports with the Securities and Exchange Commission regarding the amounts of and changes in their beneficial ownership of our common stock. Based on our review of copies of those reports, we are required to disclose failures to report shares beneficially owned or changes in beneficial ownership, and failures to timely file required reports, during previous years. It has come to our attention that the initial report of beneficial ownership of our director, Becky Parker O’Daniell, inadvertently was not filed when she was first appointed as a director during December 2007. The report was filed promptly after it was discovered that it had been overlooked.

Item 11.	Executive Compensation

EXECUTIVE COMPENSATION

Summary

The following table shows the cash and certain other compensation paid or provided to or deferred by our named executive officers for 2007 and 2006 calendar years. Our executive officers are compensated by the Bank for their services as its officers, and they receive no separate salaries or other cash compensation from us for their services as our officers. With the exception of our Chief Executive Officer, Cameron Coburn, who is employed under an Employment Agreement as described below, each of the named officers is employed by the Bank on an “at will” basis and subject to reelection as an officer each year, and none of them have employment agreements with us or the Bank. However, as described under the caption “Severance Agreements,” we and the Bank have entered into a Severance Agreement with each of our other executive officers named in the table below which provides for payments to them if their employment terminates under various circumstances within twelve months following a change in control of our company.

SUMMARY COMPENSATION TABLE

Name and Current Principal Position	Year	Salary (2)	Bonus	Option Awards (3)	Non-Equity Incentive Plan Compensation (4)	Nonqualified Deferred Compensation Earnings	All Other Compensation (5)	Total
Cameron Coburn (1) Chairman, President and Chief Executive Officer	2007	$241,625	$-0-	$28,359	$-0-	$-0-	$15,376	$285,360
	2006	197,564	100,000	28,359	-0-	-0-	13,673	339,596

Betty V. Norris Senior Vice President and Chief Financial Officer	2007	154,592	-0-	20,624	-0-	-0-	9,450	184,666
	2006	133,375	50,000	20,624	-0-	-0-	8,003	212,002

Lynn M. Burney Senior Vice President and Chief Operations Officer	2007	145,254	-0-	20,624	-0-	-0-	8,225	174,103
	2006	123,750	50,000	20,624	-0-	-0-	7,425	201,799

R. James MacLaren Senior Vice President and Chief Credit Officer	2007	140,647	-0-	3,441	-0-	-0-	8,600	152,688
	2006	115,716	25,000	3,440	-0-	-0-	6,883	151,039

A. Mark Tyler Senior Vice President and Chief Banking Officer	2007	135,494	-0-	4,125	-0-	-0-	8,600	148,219
	2006	115,513	30,000	4,125	-0-	-0-	6,865	156,503

(1)	Mr. Coburn is a member of our Board, but he does not receive any additional cash compensation for service as a director.
(2)	Includes the amount of salary deferred at each officer’s election under our Section 401(k) plan.
(3)	Reflects the amount of compensation expense, as calculated under SFAS 123R, that we recognized in our financial statements for 2007 relating to all outstanding stock options held by each officer. A discussion of material assumptions made in our valuation of and expense related to outstanding stock options is contained in Notes B and N to our audited consolidated financial statements.
(4)	For 2007, the threshold levels of performance for incentive awards to be paid under our Annual Cash Incentive Plan were not met. As a result, no cash awards were paid to our named executive officers under the plan.
(5)	The listed amounts include:

•

for each officer, matching contributions made by the Bank under our Section 401(k) plan as follows: Mr. Coburn - $13,500; Ms. Norris - $9,450; Ms. Burney - $8,225; Mr. MacLaren - $8,600 and Mr. Tyler - $8,600; and

•	for Mr. Coburn, $1,876 in premiums paid by us for a separate disability insurance policy for his benefit.

In addition to compensation paid in cash, from time to time our executive officers receive various personal benefits. None of the named officers received personal benefits during 2007 for which our estimated aggregate incremental cost exceeded $10,000, and the amounts of those benefits are not included in the table. We also provide our officers with group life, health, medical and other insurance coverages that are generally available to all salaried employees, and the cost of that insurance is not included in the table. As described below under the caption “Life Insurance Benefits,” upon the named officers’ deaths their beneficiaries will be entitled to a portion of the death benefits payable under split-dollar life insurance policies that are owned by the Bank and for which it paid lump-sum premiums during 2004. No premiums were paid on those policies during 2007, and no amounts related to those policies are included in the table.

Employment Agreement

Mr. Coburn is employed pursuant to an Employment Agreement which has a “rolling” three-year term. On each anniversary date of the agreement, the term is extended by one additional year unless our Board of Directors gives notice that it will not be extended. Unless sooner terminated, the term of the agreement will end when Mr. Coburn reaches age 55. The agreement provides for:

•	annual base salary, which will be reviewed and must be increased for cost of living increases on an annual basis, and otherwise may be increased at the discretion of the Board;

•	participation in all officer or employee compensation, bonus, incentive and benefit plans in effect from time to time;

•	reimbursement for the cost of disability insurance providing an annual benefit not to exceed $96,000 and an elimination period of no fewer than six months;

•	nomination for election as a director each year; and

•	payment of membership assessments and dues in civic and social clubs mutually agreeable to Mr. Coburn and the Board.

The agreement was amended during 2006 to ensure that payments made under it would be in compliance with Section 409A of the Internal Revenue Code. As part of that amendment, the agreement was updated to reflect Mr. Coburn’s $200,000 base salary rate for 2006 as the minimum base salary payable under the agreement.

If Mr. Coburn’s employment is terminated by us without cause, or if Mr. Coburn terminates his own employment for “good reason,” he will continue to receive salary payments for the unexpired term of the agreement, and we will provide him with continued life and medical insurance coverage for the remaining term or, if earlier, until he reaches age 55, dies, or becomes employed elsewhere. Continued life and medical insurance coverage also will be provided for the remaining term of the agreement following termination of his employment as a result of disability. “Good reason” will exist if, without Mr. Coburn’s consent:

•	his base salary is reduced;

•

his bonus, incentive or other compensation award opportunities under our plans are reduced (unless the reduction is a company-wide reduction that applies to all participants), or his participation in any of our benefit plans is terminated (other than as a result of a change in the law or the loss of tax deductibility of employer contributions);

•	our Board fails to reappoint Mr. Coburn as our Chief Executive Officer, or fails to nominate him for reelection, or to take any other action to cause him to be reelected, as a director;

•	duties are assigned to him that are materially inconsistent with his position as principal executive officer or that represent a reduction in his authority;

•	we fail to obtain an assumption of the agreement by a successor to the Bank in a merger or other reorganization; or

•	our principal office is relocated, or Mr. Coburn is required to relocate his principal work location, by more than 15 miles from its location on the date of the agreement.

No payments will be made under the agreement if Mr. Coburn’s employment is terminated by us for cause or by him without good reason.

If there is a change in control of our holding company or the Bank, Mr. Coburn will be entitled to:

•

a lump-sum payment equal to three times the total of his base salary rate at the time of the change in control plus the amount of any bonuses or incentive compensation earned for the preceding calendar year;

•	continued medical and life insurance coverage for the remaining term of the agreement or, if earlier, until he reaches age 55, dies, or becomes employed elsewhere;

•	immediate vesting of his benefits under any qualified and non-qualified plans in which he participates, unless those plans separately address the effect of a change in control;

•	payment of up to $500,000 in legal expenses he incurs in enforcing his rights if we do not pay our obligations under, or challenge the enforceability of, his agreement after a change in control; and

•

if the payment and acceleration of benefits under other plans or arrangements results in a “parachute payment” that is subject to an excise tax under Sections 280G and 4999 of the Internal Revenue Code, an additional “gross-up payment” equal to the amount of the excise tax he owes, plus the additional amount needed for him to receive the amount of the excise tax net of all income, payroll or other excise taxes.

These change in control payments and benefits would be in lieu of any other severance payments provided for in Mr. Coburn’s agreement, and his right to receive the lump-sum payment would not depend on whether his employment is terminated.

Mr. Coburn’s agreement provides that, in general, a “change in control” will have occurred if:

•	a person accumulates ownership of our stock that amounts to more than 50% of the total fair market value or total voting power of our outstanding stock;

•	within a 12-month period a person acquires shares of our stock that amount to 35% or more of the total voting power of our outstanding stock;

•	a majority of our directors are replaced during any 12-month period by persons whose appointment or election is not endorsed in advance by a majority of our directors; or

•	there is a change in ownership of our assets that amounts to 40% or more of the total gross fair market value of all of our assets.

Under the Employment Agreement, Mr. Coburn has agreed not to disclose any confidential or proprietary information regarding our company or the Bank to any other person and that, for a period of one year following a termination of his employment, he may not directly or indirectly compete with the Bank by providing financial products or services on behalf of another financial institution, or assisting another financial institution in providing financial products or services, within a 15-mile radius of any of the Bank’s full-service banking offices. If Mr. Coburn violates the agreement by competing with the Bank during the one-year restriction period, he will forfeit all his rights and retirement benefits under his Salary Continuation Agreement described below, as well as all death benefits under his Endorsement Split-Dollar Agreement described below. However, the restriction on his ability to compete against the Bank will terminate immediately upon a change in control.

The following table lists estimates of aggregate payments and benefits that would have been paid or provided to Mr. Coburn under his Employment Agreement if his employment had terminated under various circumstances, or there had been a change in control, on December 31, 2007.

Type of Termination Event and Description of Payment or Benefit	C. Coburn
INVOLUNTARY TERMINATION WITHOUT CAUSE, OR VOLUNTARY TERMINATION FOR “GOOD REASON,” OTHER THAN AFTER A CHANGE IN CONTROL
Aggregate cash payments (1)(2)	$500,000
Continued insurance coverage (3)	14,114

CHANGE IN CONTROL, WITHOUT REGARD TO TERMINATION OF EMPLOYMENT
Lump-sum cash payment (2)	1,050,000
Continued insurance coverage (3)	14,114
Additional 280G “gross-up” payment (4)	1,201,534

(1)

Reflects the aggregate of monthly payments, based on Mr. Coburn’s annual salary rate of $250,000 that would be made during the remaining term of the Employment Agreement. The term of the agreement is extended by one additional year each January 1. On December 31, 2007, the remaining term was two years, but on the following day it would have been extended by an additional year to three years.
(2)	Does not include any amount for reimbursement of legal expenses. The agreements require us to pay up to $500,000 in legal expenses incurred by Mr. Coburn in enforcing his rights if we do not pay our obligations under, or challenge the enforceability of, the agreement after a change in control.
(3)	Reflects our estimate of the aggregate present value of the cost of continued insurance coverage equivalent to that currently provided to Mr. Coburn that could be obtained in the marketplace for the remaining term of the Employment Agreement. The term of the agreement is extended by one additional year on each January 1. On December 31, 2007, the remaining term was two years but on the following day it would have been three years.
(4)	Reflects our estimate of the additional payment that would be made to Mr. Coburn to pay excise taxes under Sections 280G and 4999 of the Internal Revenue Code on “excess parachute payments” to him under all change-in-control arrangements, and to permit him to receive the payment net of income, payroll or other excise taxes.

Plan Based Compensation

We have two compensation plans or programs under which we may grant awards from time to time to our executive officers, including our:

•	Omnibus Equity Plan, under which various types of equity-based awards may be granted; and

•	Annual Cash Incentive Award under which additional cash compensation may be paid each year based on our corporate performance.

Equity-Based Awards. During 2007, we adopted our new Omnibus Equity Plan which is described below. Until that new plan was adopted, we granted options from time to time to our officers and employees to purchase shares of our common stock under our Incentive Stock Option Plan. Each outstanding stock option gave the officer to whom it was granted the right to buy shares of our common stock during a stated period of time (ordinarily ten years) at a fixed price per share equal to the market value of our stock on the date the option was granted. Options were granted under that plan on terms that provided for them to “vest,” or become exercisable, at intervals as to portions of the shares they covered based on a vesting schedule. The options generally terminate 12 months following an officer’s death or disability, or 90 days following an officer’s retirement, involuntary termination without cause, or any termination as a result of a change in control of our company. They terminate immediately following the voluntary termination of an officer’s employment or an involuntary termination for cause. Options granted under the plan do not include any performance-based conditions. The exercise price and vesting schedule for each option was determined by our Corporate Governance Committee at the time the option was granted. We have also granted stock options to our Chief Executive Officer, Cameron Coburn, under our similar Nonstatutory Stock Option Plan which provided for the grant of options to our directors as described under the caption “Director Compensation.”

At our 2007 Annual Meeting, our shareholders approved a new Omnibus Equity Plan to replace the Incentive Stock Option Plan and Nonstatutory Stock Option Plan. The new plan authorizes the issuance of an aggregate of 243,042 shares of our common stock, as adjusted to reflect the 5% stock dividend we effected during 2007, which includes 89,041 new shares authorized for issuance plus 154,001 shares that, at the time, remained available for new stock option grants under the existing plans, as adjusted for the stock dividend. Because the new plan replaced the two existing plans, no additional awards will be made under the old plans. However, the old plans remain in effect with respect to stock options that had been granted prior to approval of the new plan.

Under the new Omnibus Equity Plan, awards may be granted to officers and employees consisting of either:

•

incentive stock options (the right to purchase shares of our common stock during a stated period at a specified exercise price and under which the employee receives favored tax treatment under Internal Revenue Code Section 422);

•

non-qualified stock options (the right to purchase shares of our common stock during a stated period at a specified exercise price but which does not qualify to be treated as an incentive stock option for tax purposes);

•

restricted stock awards (an award of shares of our common stock that is subject to the risk of forfeiture if specified conditions, usually the employee’s continued employment, are not satisfied by the end of a specified restriction period);

•

performance share awards (an award of shares of our common stock that may be earned based on the extent to which specified corporate or individual goals or other performance criteria are satisfied by the end of a specified measurement period); or

•

stock appreciation rights (an award consisting of the right to receive cash equal to the difference between the fair market value of a specified number of shares of our common stock on the date award is exercised, and a specified aggregate exercise price for those shares).

As described under the caption “Director Compensation,” the Omnibus Equity Plan also authorizes the grant of non-qualified stock options and restricted stock awards to our directors

During 2007, no new stock options or other awards were granted to any of our executive officers named in the Summary Compensation Table under the old plans or the new Omnibus Equity Plan, and no previously granted options were exercised by any of them. The following table contains information about all outstanding options held by those named executive officers on December 31, 2007. All of those options were granted in prior years under the old plans.

OUTSTANDING EQUITY AWARDS AT 2007 YEAR END

	Option Awards
Name	Number of Securities Underlying Unexercised Stock options (Exercisable) (1)		Number of Securities Underlying Unexercised Stock Options (Unexercisable) (1)		Option Exercise Price (1)	Option Expiration Date
Cameron Coburn	34,453	(2)	-0-		$6.68	06/17/09
	12,058	(2)	-0-		6.68	06/17/09
	6,201	(2)	-0-		3.78	02/21/12
	10,335	(2)	-0-		3.78	02/21/12
	5,925		-0-		9.76	07/22/15
	18,949		18,949	(3)	9.76	07/22/15

Betty V. Norris	17,226		-0-		6.68	06/17/09
	6,890		-0-		3.78	02/21/12
	13,781		6,890	(4)	9.76	07/22/15

Lynn M. Burney	17,226		-0-		6.68	06/17/09
	6,890		-0-		3.78	02/21/12
	13,781		6,890	(4)	9.76	07/22/15

R. James MacLaren	2,583		-0-		6.68	06/17/09
	1,033		-0-		3.78	02/21/12
	2,297		1,148	(5)	9.76	07/22/15

A. Mark Tyler	1,033		-0-		3.78	02/21/12
	2,756		1,378	(6)	9.76	07/22/15

(1)	Numbers of shares and exercise prices have been adjusted to reflect stock splits in 2001 and 2005 and 5% stock dividends in 2006 and 2007.
(2)	Since 12/31/07, Mr. Coburn has exercised options to purchase 33,047 of the aggregate of 63,047 shares covered by these four options.

(3)	Exercisable as to 9,474 shares on 7/22/2008 and 9,475 shares on 7/22/2009.
(4)	Exercisable as to 6,890 shares on 07/22/08.
(5)	Exercisable as to 1,148 shares on 07/22/08.
(6)	Exercisable as to 1,378 shares on 07/22/08.

Under the old plans, upon the retirement, death or disability of one of our named executive officers, or the termination of an officer’s employment following a change in control, his or her stock options would be exercisable in full for specified periods of time, notwithstanding any vesting schedule. Without regard to the termination of an officer’s employment, upon a merger of our company, or a statutory share exchange, in which we are not the surviving entity, or a sale of substantially all of our assets, if a provision is not made in the transaction for the assumption of our outstanding stock options by the surviving company, or the exchange of our options for options covering shares of the surviving company’s stock, then our outstanding options will expire upon completion of the transaction, but they will become exercisable in full immediately before the transaction is complete without regard to any vesting schedule.

Annual Cash Incentive Plan. Under our Annual Cash Incentive Plan, a portion of the cash compensation paid each year to our executive officers and other employees chosen to participate in the plan is tied to the extent to which we achieve goals set by our Board for the year with respect to various measures of performance. For 2007, an incentive award could be paid to each participant, including our executive officers named in the Summary Compensation Table above, equal to:

•

the participant’s “Base Amount,” which was stated as a percentage of the mid-point of his or her salary grade and reflected the maximum incentive award that the participant was eligible to receive, multiplied by

•

a percentage of from 0% to 100% (the “Applicable Percentage”) determined based on the amount by which our 2007 “Pre-Tax, Pre-Incentive Income” (defined as our consolidated earnings, before taxes and before any deduction for the payment of incentive awards under the plan) exceeded a minimum amount for the year, multiplied by

•

a percentage of from 0% to 100% (the “Performance Percentage”) determined based on the extent to which team and/or individual performance goals (“Performance Goals”) assigned to participants, or to groups of participants with similar responsibilities (and expressed as quantitative and/or qualitative measures of company-wide, branch and/or individual performance related to the participants’ duties and responsibilities), were met for the year.

For 2007, the Applicable Percentage would be 0%, meaning that no incentive awards could be earned, if Pre-Tax, Pre-Incentive Income was less than $2,210,802. The Applicable Percentage would be 100%, meaning that the maximum incentive awards could be earned, if Pre-Tax, Pre-Incentive Income amounted to $3,106,317 or more.

To calculate the Performance Percentage, a weight, expressed as a percentage, or a range of percentages, was assigned to each Performance Goal. Those percentages were positive numbers in the case of certain Performance Goals, and they were negative numbers (or deductions) in the case of certain other Performance Goals. Each participant’s Performance Percentage would equal the aggregate of the positive percentages related to goals that were met, minus the aggregate of the negative percentages related to goals that were not met. The Performance Goals and weights that applied to our named executive officers for 2007 are listed in the following table.

Performance Goal	Weight
Pre-Tax, Pre-Incentive Income of at least $2,210,802	35%
Increase in non-interest income of 10% to 20%	0% to 25% (1)
Increase in core deposits of 5% to 10%	0% to 30% (1)
Efficiency ratio of from 80% to 75%	0% to 10% (1)
Limit non-performing loans to 0.75% or less of loans	(25)% (2)

Performance Goal	Weight
Limit charge-offs to not more than 0.5% or less of loans	(25)% (2)
Maintain specified minimum regulatory examination rating	(100)% (2)

(1)	0% applied to the threshold level of the range. The higher percentage applied to the maximum level of the range. Percentages would be extrapolated for results within the range.
(2)	Negative percentages represented deductions if the goal was not met.

Our Corporate Governance Committee had the discretion to increase or decrease the amount of the award paid to any participant as it deemed necessary to meet the purpose of the plan and to pay discretionary bonuses outside the plan. No adjustments to the goals were made for 2007 and no discretionary bonuses were paid.

For 2007, the maximum incentive awards that could have been paid to our named executive officers were: Mr. Coburn - $124,845; Ms. Norris - $76,957; Ms. Burney - $57,567; Mr. MacLaren - $57,567; and Mr. Tyler - $57,567. However, the threshold levels of performance for incentive awards to be paid under the Annual Cash Incentive Plan were not met. As a result, no cash awards were paid to our named executive officers under the plan.

Retirement Benefits

The Bank has entered into Salary Continuation Agreements with Mr. Coburn, Ms. Norris and Ms. Burney, which are intended to provide them with retirement benefits. Under these agreements, the Bank will make monthly payments to the officers for their lifetimes following their “normal retirement ages” stated in the agreements (55 for Mr. Coburn, and 65 for Ms. Norris and Ms. Burney).

Under generally accepted accounting principles, the Bank accrues a liability on its books each year for its obligation to each officer under his or her agreement. These accruals are in amounts such that, at each officer’s normal retirement age, his or her “accrual balance” will equal the then-current present value of the officer’s normal retirement benefits to age 82. Each officer’s accrual balance increases each year by a level principal amount, plus interest computed at an assumed discount rate. The discount rate for 2007 was 6.25% and was changed to 5.40% beginning in 2008. It may be changed from time to time in the future to maintain the rate within reasonable standards under generally accepted accounting principles. An officer’s accrual balance at the time of any termination of employment prior to normal retirement age will be the amount accrued on the Bank’s books at that time for its liability to the officer.

If, before normal retirement age, an officer’s employment terminates for any reason other than for cause or following a change in control, the Bank will make monthly payments to the officer for life in an amount calculated to fully amortize the officer’s accrual balance at the time of termination over a period beginning at the officer’s normal retirement age and ending at age 82 (taking into account interest on that balance during the payment period). These payments will begin on the later of the first day of (1) the seventh month after termination of the officer’s employment, or (2) the month after the officer reaches normal retirement age.

Following an officer’s death, his or her beneficiaries would receive a lump-sum payment in an amount equal to the officer’s accrual balance at the time of death. An officer’s agreement will terminate automatically, and the officer’s rights to payments will be forfeited, if his or her employment is terminated for cause.

If there is a change in control of the Bank, the agreements will be terminated and the Bank will make a lump-sum payment to each officer. For Mr. Coburn, that payment would equal the projected amount of his accrual balance at his normal retirement age, and, for Ms. Norris, the payment would equal the projected amount of her accrual balance in a future year according to a schedule contained in her agreement. In the case of Ms. Burney, the payment would equal her actual accrual balance as of the date of the change in control. In Mr. Coburn’s case, if that payment or any other payment or acceleration of benefits resulting from the change in control results in a “parachute payment” that is subject to an excise tax under the Internal Revenue Code, the Bank will be obligated to pay him an additional “gross-up payment” equal to (1) the amount of the excise tax he owes on all these payments and benefits, plus (2) the additional amount needed for him to receive the amount of the excise tax net of all income, payroll or other excise taxes. The agreements also provide that the Bank will pay or reimburse up to $500,000 in legal expenses incurred by Mr. Coburn, or up to $100,000 in expenses incurred by each other officer, in enforcing his or her rights if the Bank fails to pay its obligations, or challenges the agreements, after a change in control.

As defined in the agreements, a “change in control” will occur if:

•	a person or group accumulates ownership of our stock that amounts to more than 50% of the total fair market value or total voting power of all our outstanding shares;

•	a person or group acquires within a 12-month period ownership of our stock that amounts to 35% or more of the total voting power of all our outstanding shares;

•	a majority of our Board of Directors are replaced during any 12-month period by directors whose appointment or election is not endorsed in advance by a majority of our board; or

•	a person or group acquires assets from us that amount to 40% or more of the total gross fair market value of all our assets.

The following table contains information about our named executive officers’ benefits under the Salary Continuation Agreements on December 31, 2007.

PENSION BENEFITS

Name	Present Value of Accumulated Benefit (1)	Payments During Last Fiscal Year (2)
Cameron Coburn	$185,422	$-0-
Betty V. Norris	105,799	-0-
Lynn M. Burney	252,281	-0-

(1)

Amounts reflect the present values as of December 31, 2007, of the officers’ accumulated benefits under their agreements at their stated normal retirement ages (Mr. Coburn - 55; Ms. Norris - 65; and Ms. Burney - 65). The amounts are equal to the officers’ “accrual balances” on December 31, 2007, which reflect the total amounts accrued by the Bank for its liability for retirement benefits under APB Opinion No. 12 and SFAS No. 106, based on a level principal payment and interest at an assumed discount rate (6.25% for 2007, and 5.40% beginning in 2008) based on the yield on a 20-year corporate bond rated Aa by Moody’s, rounded to the nearest  1/4%, and assuming that payments will be made following the officer’s normal retirement age until age 82.

(2)	None of the officers have begun receiving payments under their agreements.

The following table lists the actual amounts of payments that would have been made to the named executive officers under their Salary Continuation Agreements if their employment had been terminated under the specified circumstances as of December 31, 2007.

Name	Monthly payment following termination at normal retirement age (1)	Monthly payment following termination or disability before normal retirement age (2)	Lump-sum payment following death (3)	Lump-sum payment following change in control (4)
Cameron Coburn	$10,533	$2,654	$185,422	$1,655,228
Betty V. Norris	6,942	1,800	105,799	243,902
Lynn M. Burney	6,025	2,634	252,281	252,281

(1)	Payments would begin following the officers’ normal retirement ages and be made monthly for life.
(2)	Payment amounts are based on the officers’ actual accrual balances on December 31, 2007. These payments would begin following the officers’ normal retirement ages and be made monthly for life.
(3)	The lump-sum payment amounts equal the officers’ accrual balances on December 31, 2007.
(4)	Mr. Coburn’s payment amount equals his projected accrual balance at normal retirement age. The payment amounts for the other officers equal their accrual balances on December 31, 2007 or, in the case of Ms. Norris (and as provided in her agreement), her projected accrual balance on December 31, 2010.

Severance Agreements

We have entered into separate Severance Agreements with each of our named executive officers other than Mr. Coburn. Under these agreements, if, within twelve months following a change in control, their employment is terminated by us, or our successor, without cause, or they voluntarily terminate their own employment with “good reason” as defined below, they will be entitled to:

•

lump-sum payments equal to a multiple (two times in the case of, Ms. Norris and Ms. Burney, and one and one-half times in the case of Mr. MacLaren and Mr. Tyler) of the total of their annual base salary rates at the time the change in control becomes effective or on their termination date (whichever is greater), plus the amount of any discretionary cash bonuses paid to them for the calendar year immediately before the year in which the change in control occurs or their employment terminates (whichever is greater);

•	immediate vesting in any qualified and non-qualified plans in which they participate, unless those plans separately address the effect of a change in control; and

•

payment of up to $100,000 in legal expenses incurred by each officer in enforcing his or her rights if we do not pay our obligations under, or challenge the enforceability of, the agreements after a change in control.

“Good reason” includes substantially the same events as are included in that term under in Mr. Coburn’s Employment Agreement. A “change in control” will have occurred if:

•

we merge into another company, or another company merges into us, and, after the transaction, persons who were our shareholders hold less than 50% of the combined voting power of the resulting company;

•	a person becomes the beneficial owner (other than as a fiduciary or in an employee benefit plan) of 25% or more of the combined voting power of our stock;

•

during any two-year period, a majority of our Board of Directors include persons who were not directors at the beginning of that period other than persons who were first nominated or elected by a two-thirds vote of the Board; or

•	we sell substantially all of our assets.

The agreements have initial “rolling” terms of three years and, at the end of each year, they are extended by one additional year unless our Board gives notice that the agreements will not be extended. If not sooner terminated, each of the agreements will terminate when the officer reaches age 65. The agreements do not contain any restrictions on the officers’ ability to compete against us or our successor following termination of their employment in the circumstances described above.

The following table lists estimates of lump-sum payments that would have been made to the named officers under their Severance Agreements if their employment had terminated under various circumstances on December 31, 2007, following a change in control.

Type of Termination Event and Description of Payment or Benefit	B.V. Norris	L.M. Burney	R.J. MacLaren	A.M. Tyler
INVOLUNTARY TERMINATION WITHOUT CAUSE, OR VOLUNTARY TERMINATION FOR “GOOD REASON,” AFTER A CHANGE IN CONTROL
Lump-sum cash payment (1)	$430,000	$380,000	$360,000	$370,000

(1)	Does not include any amount for reimbursement of legal expenses. The agreements require us to pay up to $100,000 in legal expenses incurred by each officer in enforcing his or her rights if we do not pay our obligations under, or challenge the enforceability of, the agreements after a change in control.

Life Insurance Benefits

The Bank has purchased insurance policies on the lives of 14 of its officers, including our named executive officers, and has entered into Endorsement Split Dollar Agreements with each of them. The policies are owned by the Bank. Under the agreements, upon an officer’s death while he or she remains employed by the Bank or after a termination of employment, a portion of the total death benefits under the policies on his or her life will be paid to the officer’s beneficiary. The amount that will be paid to each officer’s beneficiary will be equal to: in the case of Mr. Coburn, the “net death proceeds” of the policies on his life; in the case of Ms. Norris and Ms. Burney, 80% of the “net death proceeds” of the policies on their lives; and, in the case of Mr. MacLaren and Mr. Tyler, a fixed amount of $50,000. The “net death proceeds” of a policy will equal the total death benefit payable under the policy minus the cash surrender value of the policy. The Bank will receive the remainder of the death benefits from each officer’s policies, including the full cash surrender value of the policies. We expect that the portion of the death proceeds paid to the Bank will reimburse it in full for its life insurance investment. During 2004, the Bank made one-time premium payments on the policies as follows: Mr. Coburn - $352,787; Ms. Norris - $363,947; Ms. Burney - $531,061; Mr. MacLaren - $366,783; and Mr. Tyler - $289,942.

If the Bank cancels or surrenders the insurance policies on an officer’s life, or the policies are allowed to lapse, in either case without replacing them, then, upon the officer’s death, the Bank will be required to pay to the officer’s beneficiary the amount that would have been paid under the insurance policies had they not terminated (measured at the time the policies lapsed or were cancelled or surrendered). The Bank also would be required to pay an income tax gross-up benefit to compensate for the fact that death benefits paid by an employer are subject to income taxation while split-dollar insurance death benefits are not taxable.

Each agreement will terminate automatically, and the officer’s rights to benefits payable under it will be forfeited, if, among other events, the officer’s employment is terminated for cause or before he or she has been employed for ten consecutive years (unless the termination results from the officer’s death or disability or occurs after a change in control of the Bank) or if the officer’s rights under his or her Salary Continuation Agreement described above are forfeited.

We also provide life insurance benefits to each of the named executive officers under our group life insurance plan in which all employees participate. Under the group plan, death benefits are payable to a participant’s beneficiaries equal to two times the participant’s annual salary rate at the time of death.

The following table lists estimates of death benefits, calculated as described above, that would have been paid to the named officers’ beneficiaries under the split-dollar life insurance policies if they had died on December 31, 2007.

Type of Termination Event and Description of Payment or Benefit	C. Coburn	B.V. Norris	L.M. Burney	R.J. MacLaren	A.M. Tyler
DEATH
Lump sum payment under split-dollar policies	$902,258	$592,000	$592,000	$50,000	$50,000

DIRECTOR COMPENSATION

General

Directors’ Fees. Our outside directors serve and are compensated as directors of the Bank, and directors do not receive any additional cash compensation for their services as our directors. During 2007, each outside director received a monthly retainer of $800 for his services. Directors do not receive any additional compensation for attendance at meetings or services as members of Board committees. Mr. Coburn is compensated as an executive officer of the Bank, and he receives no additional cash compensation for his service as a director.

Non-Qualified Elective Income Deferral Plan. Our outside directors may elect to defer part or all of their fees each year pursuant to Elective Income Deferral Agreements between them and the Bank. Fees deferred by each director are credited to an account on the Bank’s books and become an unsecured obligation of the Bank that earns interest. Interest for each year is credited by the Bank on the last business day of that year at a rate equal to the prime rate reported in the Wall Street Journal on that day, plus 50 basis points. For 2007, the rate at which interest was paid on each director’s deferral account was 7.75%. Directors are 100% vested in their deferred fees at all times. Following the termination of a director’s service for reasons other than death or following a change in control of the Bank, the balance of the Bank’s obligation to the director, including total deferred fees and credited interest, will be paid to the director, either in a single lump sum or in payments over 120 months, at his or her election. Each director elects, in advance, when payment will be made or monthly payments will begin. However, if a director’s service terminates because of disability, payments will begin the following month. If a director dies, whether before or after payments have begun, the balance of his or her deferral account will be paid to the director’s beneficiary. The Bank also may make early payments to directors of the portions of their deferral accounts that our Board, at its discretion, determines are necessary to relieve financial hardships that result from unforeseeable emergencies. Following a change in control of the Bank, the balance of each director’s deferral account will be paid in a single lump sum and, if the Bank fails to make that payment to a director within 30 days, the amount owed by the Bank will increase to 1.5 times the balance of the director’s deferral account unless the payment is prohibited by law, regulation or order of a bank regulatory agency.

Interest will accrue as described above on the balance of each director’s deferral account until it is paid in full. During any period in which monthly payments are being made, interest will be compounded monthly. However, if a director’s service terminates because he or she is not nominated for reelection, or is removed, in either case for cause as described in the agreements, the director will not receive any interest on his or her deferred fees for any period before or after termination of service. The Bank will pay its obligations under the agreements from its general assets. The agreements provide that the Bank will pay or reimburse up to $100,000 in legal expenses incurred by a director in enforcing his or her rights if the Bank fails to pay its obligations, or challenges the agreements, after a change in control.

Director Stock Options. From time to time in the past we have granted options to our directors under our Nonstatutory Stock Option Plan. Each stock option gives the director to whom it was granted the right to buy shares of our common stock during a stated period of time (ordinarily ten years) at a fixed price per share that is equal to the market value of our stock on the date the option was granted. A director’s options generally continue in effect for their remaining terms following termination of his or her service as a result of retirement after age 62, after at least five years of service, after a change in control of the Bank, or as a result of his or her disability. They will continue in effect for 12 months following a director’s death. Options terminate immediately upon any other termination of a director’s service. Option grants do not include any performance-based conditions. As described above under the caption “Plan Based Compensation,” during 2007 our shareholders approved a new Omnibus Equity Plan which replaced the Nonstatutory Stock Option Plan as well as our Incentive Stock Option Plan. The new plan authorizes the grant of nonqualified stock options and restricted stock awards to our non-employee directors in a manner similar to that described in the discussion of the plan above. Because the new plan replaced the two existing plans, no additional awards will be made under the old plans. However, the Nonstatutory Stock Option Plan remains in effect with respect to stock options that had been granted prior to approval of the new plan.

No new stock options or any restricted stock awards were granted to our directors during 2007, and none of our directors exercised any previously granted options. The numbers of shares covered by stock options held by our outside directors on December 31, 2007, are listed in the footnotes to the Director Compensation Table below.

Death Benefits. The Bank maintains a Split-Dollar Plan under which it has purchased insurance policies on the lives of each of our outside directors. The policies are owned by the Bank. Under the plan, upon a director’s death while serving as a director or following retirement at age 65, a portion of the total death benefits under the insurance policy on his life will be paid to the director’s beneficiary. The amount that will be paid to each director’s beneficiary will be equal to the lesser of $75,000 or the “net death proceeds” of the policy. The “net death proceeds” of a policy will equal the total death benefit payable under the policy minus the cash surrender value of the policy. The Bank will receive the remainder of the death benefits from each director’s policy, including the full cash surrender value of the policy. We expect that the portion of the death proceeds paid to the Bank will reimburse it in full for its life insurance investment. During 2004, the Bank made one-time premium payments on the policies as follows: Walter Lee Crouch, Jr. - $104,520; Windell Daniels - $70,093; Craig S. Relan - $73,529; Jerry D. Sellers - $114,905; and Walter O. Winter - $96,153.

The Bank may terminate the plan as to any director prior to his or her death, disability or 65th birthday, and a director’s rights and interests in the plan will be forfeited if the director’s service terminates before age 65 for reasons other than his or her death, disability or a leave of absence approved by the Board. Once a director reaches age 65, or if a director becomes disabled, the Bank will be obligated to keep policies on his life in effect. If the Bank terminates the plan, each director may purchase the policies on his life from the Bank for an amount equal to their cash surrender value.

Director Compensation for 2007

The following table summarizes the compensation paid or provided to our outside directors for 2007.

2007 DIRECTOR COMPENSATION

Name (1)	Fees Earned or Paid in Cash (2)	Option Awards (3)	Nonqualified Deferred Compensation Earnings (4)	All Other Compensation (5)	Total
Walter Lee Crouch, Jr.	$9,600	$-0-	$383	$-0-	$9,983

Windell Daniels	9,600	-0-	383	-0-	9,983

Becky Parker O’Daniell (6)	800	-0-	-0-	-0-	800

Craig S. Relan	9,600	-0-	308	-0-	9,908

Jerry D. Sellers	9,600	-0-	383	-0-	9,983

John Davie Waggett (6)	8,000	-0-	363	-0-	8,363

Walter O. Winter	9,600	-0-	-0-	-0-	9,600

(1)	Cameron Coburn is not listed in the table. He is compensated as an officer and employee of the Bank and does not receive any separate cash compensation for his services as a director.
(2)	Includes amounts of fees deferred at each director’s election under their Elective Income Deferral Agreements.
(3)	All outstanding stock options held by our outside directors are fully vested and exercisable. As a result, we did not recognize any compensation expense for those options in our financial statements for 2007 under SFAS 123R. On December 31, 2007, our outside directors held stock options covering the following aggregate numbers of shares: Mr. Crouch - 24,184 shares; Mr. Daniels - 24,184 shares; Mr. Relan - 24,184 shares; Mr. Sellers - 6,890 shares; and Mr. Winter - 24,184 shares. Mr. Daniels died during April 2008. Under the option plan, his options will continue in effect for a period of 12 months. Mr. Waggett held options for 6,890 shares which were forfeited upon his resignation as a director during November 2007.
(4)	Reflects the portions of the total interest credited by the Bank on its books for 2007 to directors’ accounts under their Elective Income Deferral Agreements that may be considered to be “above-market.” Ms. O’Daniell and Mr. Winter do not participate in the plan.
(5)	As described above, our outside directors, other than Ms. O’Daniell, are covered by split-dollar life insurance policies that are owned by the Bank and for which it paid lump-sum premiums during 2004. No premiums were paid on those policies during 2007, and no amounts related to those policies are included in the table.
(6)	Ms. O’Daniell was appointed as a director during December 2007. Mr. Waggett resigned from the Board in November 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership of Our Common Stock. The following table describes the beneficial ownership of our common stock by persons who we believe own, beneficially or of record, 5% or more of our outstanding shares. Numbers of shares beneficially owned are based on each person’s most recent report filed with the SEC as of April 24, 2008.

Name and address of beneficial owner	Amount and nature of beneficial ownership		Percent of class (1)
Cameron Coburn 1117 Military Cutoff Road Wilmington, North Carolina 28405	217,683	(2)	5.59%

The Banc Funds Company, LLC 20 North Wacker Drive, Suite 3300 Chicago, Illinois 60606	198,533	(3)	5.17%

Name and address of beneficial owner	Amount and nature of beneficial ownership		Percent of class (1)
Maurice J. Koury Post Office Box 850 Burlington, North Carolina 27216	333,898	(4)	8.69%

River Oaks Capital LLC 1905 East Wayzata Blvd., Suite 140 Wayzata, Minnesota 55391	343,150	(5)	8.93%

Sandler O’Neill Asset Management LLC 780 Third Avenue, 5th Floor New York, New York 10017	220,000	(6)	5.73%

(1)	Percentages are calculated based on 3,841,785 total outstanding shares plus, in the case of Mr. Coburn, the number of additional shares that he could purchase pursuant to stock options that he could exercise within 60 days following April 24, 2008.
(2)	Includes 54,874 shares Mr. Coburn could purchase pursuant to stock options that he could exercise within 60 days following April 24, 2008, and with respect to which shares he may be considered to have sole investment power only.
(3)	The holder’s most recent Schedule 13G amendment filed with the SEC states that the shares are held by Banc Fund VI L.P., that The Banc Funds Company, LLC, is the general partner of MidBanc VI L.P. which is the general partner of that entity, and that Charles J. Moore, as its manager and controlling member, has voting and dispositive power over all the listed shares.
(4)	The holder’s most recent Schedule 13D amendment filed with the SEC states that 201,022 shares are held by him with sole voting and dispositive power, and that he may be deemed to beneficially own 127,626 shares held by The Maurice and Ann Koury Charitable Trust and 5,250 shares are held by The Maurice J. Koury Foundation, Inc.
(5)	The holder’s most recent Schedule 13G amendment filed with the SEC states that the shares are held by River Oaks Financial Fund LP which it manages.
(6)	The holders’ Schedule 13D filed with the SEC states that (a) the shares are held by Malta Partners, LP (“MP”) (14,700 shares), Malta Hedge Fund, LP (“MHF”) (20,300 shares), Malta Hedge Fund II, LP (“MHFII”) (110,600 shares), Malta Offshore, Ltd. (“MO”) (34,400 shares), and SOAM Capital Partners, LP (“SCP”) (40,000 shares) and that it may be deemed to beneficially own the shares as the management company for each of these five partnerships, (b) as sole general partner of MP, MHF and MHFII, SOAM Holdings, LLC also may be deemed to beneficially own the shares held by these three partnerships, and (c) the holder’s President, Terry Maltese, who also serves as President of SOAM Holdings, LLC, also may be deemed to beneficially own the shares held by all five partnerships.

The following table describes the beneficial ownership of our common stock on April 24, 2008, by our current directors, nominees for election as directors, and named certain executive officers, individually, and by all of our current directors and executive officers as a group.

Name of beneficial owner	Amount and nature of beneficial ownership (1)	Percent of class (2)
Lynn M. Burney	40,429	1.04%

Cameron Coburn	217,683	5.59%

Walter Lee Crouch, Jr.	104,388	2.71%

R. James MacLaren	23,414	0.61%

Betty V. Norris	43,542	1.12%

Becky Parker O’Daniell	125	*

Craig S. Relan	33,830	0.88%

Jerry D. Sellers	11,250	0.29%

A. Mark Tyler	7,279	0.19%

Walter O. Winter	33,657	0.88%

All current directors and executive officers as a group (11 people)	525,413	13.06%

(1)	Except as otherwise noted, and to the best of our knowledge, the individuals named and included in the group exercise sole voting and investment power with respect to all listed shares. Individuals named and included in the group exercise shared voting and investment power with respect to certain of the listed shares as follows: Ms. Burney - 1,203 shares; Mr. MacLaren - 6,946 shares; Ms. Norris - 5,098 shares; all individuals included in the group - 13,346 shares. The listed shares include the following numbers of shares that could be purchased pursuant to stock options granted under our stock option plans that could be exercised within 60 days following April 24, 2008, and with respect to which shares the individuals named and included in the group may be considered to exercise sole investment power only: Ms. Burney and Ms. Norris - 37,897 shares each; Mr. Coburn - 54,874 shares; Mr. Crouch - 5,925 shares, and Mr. Relan - 24,184 shares; Mr. Sellers - 6,890 shares each; Mr. MacLaren - 5,912 shares; Mr. Tyler - 3,789 shares; and all individuals included in the group - 182,248 shares. Shares listed for certain of the named individuals have been pledged to other banks as security for loans as follows: Mr. Crouch – 27,181 shares.
(2)	Percentages are calculated based on 3,841,785 total outstanding shares plus, in the case of each named individual and the group, the number of additional shares that could be purchased by that individual or by persons included in the group pursuant to stock options that could be exercised within 60 days following April 24, 2008. An asterisk indicates less than 0.01%.

Equity Compensation Plan Information. The following table sets forth information as of December 31, 2007, with respect to shares of our common stock that may be issued in the future under equity compensation plans.

EQUITY COMPENSATION PLAN INFORMATION

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
Equity compensation plans approved by security holders	421,612	$7.28	243,042

Equity compensation plans not approved by security holders	-	-	-

Total	421,612	$7.28	243,042

(1)	Reflects the number of shares that remain subject to outstanding, unexercised options previously granted under our Incentive Stock Option Plan and Nonstatutory Stock Option Plan. During 2007, those plans were replaced by a new 2007 Omnibus Equity Plan. No options or other awards have been granted under that new Plan.
(2)	Reflects the aggregate number of shares for which options and other equity-based awards could be granted in the future under the 2007 Omnibus Equity Plan. No additional options may be granted under the Incentive Stock Option Plan and Nonstatutory Stock Option Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Person Transactions. Our Board of Directors has adopted a written policy under which our Corporate Governance Committee reviews and approves certain transactions, arrangements or relationships in which we or the Bank are a participant and in which any of our “related persons” has a material interest. Our related persons include our directors, nominees for election as directors, executive officers, beneficial owners of more than 5% of a class of our common stock, and members of the immediate family of one of these persons.

Except as described below, the policy covers any transactions, arrangement or relationships, or series of transactions, arrangements or relationships, that are required to be disclosed in our proxy statement under rules of the Securities and Exchange Commission (in general, those in which the dollar amount involved exceeds or will exceed an aggregate of $120,000, including all periodic payments).

The transactions covered by the policy generally include loans, but the policy does not cover loans made by the Bank in the ordinary course of its business that are subject to banking regulations related to “insider loans” and that are required to be approved by a majority of the Bank’s Board of Directors. The policy also does not cover the Bank’s provision of services as a depositary of funds or similar banking services in the ordinary course of its business, or compensation paid to our executive officers that has been reviewed and approved, or recommended to our Board of Directors for approval, by our Corporate Governance Committee.

In its review of related person transactions, the policy provides that the Committee should exercise independent judgment and should not approve any proposed transaction unless and until it has concluded to its satisfaction that the transaction:

•	has been or will be agreed to or engaged in on an arm’s-length basis,

•	is to be made on terms that are fair and reasonable to us, and

•	is in our best interests.

There were no transactions with our related persons during 2007 that were required to be approved by our Corporate Governance Committee. The Bank has had, and expects to have in the future, banking transactions in the ordinary course of its business with certain of our current directors, nominees for director, executive officers, and our other related persons. Except as described below, all loans included in those transactions during 2007 were made in the ordinary course of the Bank’s business on substantially the same terms, including interest rates, repayment terms and collateral, as those prevailing at the time the loans were made for comparable transactions with other persons, and those loans did not involve more than the normal risk of collectibility or present other unfavorable features.

Prior to his resignation as a director in November 2007, J. Davie Waggett had entered into three real estate development loans with the Bank during 2005 and 2006 which were made in the ordinary course of the Bank’s business on substantially the same terms as those prevailing at the time the loans were made for comparable transactions with other persons. In December 2007, following his resignation, Mr. Waggett’s outstanding loans totaling approximately $3.4 million were restructured to provide a reduced interest rate and interest-only payments until maturity, which for all three loans is December 2008.

Director Independence. Our Board of Directors periodically reviews transactions, relationships and other arrangements involving our directors and determines which of the directors the Board considers to be “independent.” In making those determinations, the Board applies the independence criteria contained in the listing requirements of The Nasdaq Stock Market. Beginning in 2008, the Board has directed our Corporate Governance Committee to assess each outside director’s independence and report its findings to the Board in connection with the Board’s periodic determinations, and to monitor the status of each director on an ongoing basis and inform the Board of changes in factors or circumstances that may affect a director’s ability to exercise independent judgment. The following table lists persons who served as directors during 2007, and persons who continue to serve as directors, who our Board believes were during their terms of office, or are, “independent” directors under Nasdaq’s criteria.

Walter Lee Crouch, Jr.	Craig S. Relan	Walter O. Winter
Windell Daniels (1)	Jerry D. Sellers	J. Davie Waggett (2)
Becky Parker O’Daniell

(1)	Mr. Daniels died on April 22, 2008.
(2)	Mr. Waggett resigned from the Board effective during November 2007.

In addition to the specific Nasdaq criteria, in determining the independence of each director the Corporate Governance Committee and the Board consider whether they believe any other transactions, relationships, arrangements or factors (including our directors’ borrowing relationships with the Bank) could impair a director’s ability to exercise independent judgment. There currently are no such other factors known to the Board that it believes affect the independence of our current directors listed above.

Item 14.	Principal Accounting Fees and Services

Under our Audit Committee’s current policies and procedures, all audit services and other services provided by our independent accountants must be pre-approved by the full Committee or, in the case of a need for routine non-audit services that arises between meetings of the Committee, by its Chairman under authority delegated to him by the Committee. The Chairman reports his approval of any such non-audit services to the full Committee at its next regularly scheduled meeting. All audit and other services provided to us by our independent accountants during or for 2007 were pre-approved pursuant to the Committee’s procedures.

The following table lists the aggregate amounts of fees paid to our independent public accounting firm, Dixon Hughes PLLC, for audit services for 2007 and 2006 and for other services they provided during 2007 and 2006.

Type of Fees and Description of Services	2007	2006
Audit Fees, including audits of our consolidated financial statements and reviews of our condensed interim consolidated financial statements included in our Quarterly Reports on Form 10-Q	$77,296	$64,000

Audit-Related Fees, including consultation regarding general accounting and, during 2007, management’s testing of internal controls	20,095	4,446

Tax Fees, including, for both years, reviews of our consolidated federal and related state income tax returns, and, for 2007 only, additional consultation on tax matters	13,250	8,075

All Other Fees	-0-	-0-

Item 15.	Exhibits, Financial Statements and Schedules

(a)(1)	Financial Statements.

We refer you to the “Financial Statements and Supplementary Data” included in Part II, Item 8, of our Original Filing.

(a)(2)	Financial Statement Schedules.

None.

(a)(3)	Exhibits.

The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, we have caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized.

CAPE FEAR BANK CORPORATION

Date: April 29 , 2008	By:	/S/ Cameron Coburn
Cameron Coburn
Chairman, President and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1	Certification of our Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of our Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)