Form 10-Q
period 2008-03-31
Cape Fear Bank CORP
filed 2008-05-15
CIK 1334872

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 000-51513

CAPE FEAR BANK CORPORATION

(Exact name of registrant as specified in its charter)

NORTH CAROLINA	20-3035898
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1117 MILITARY CUTOFF ROAD, WILMINGTON, NORTH CAROLINA 28405

(Address of principal executive office)

(910) 509-2000

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of May 2, 2008 was 3,841,785

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

CAPE FEAR BANK CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2008 (Unaudited)	December 31, 2007*
	(In thousands, except share and per share data)
ASSETS
Cash and due from banks	$5,403	$6,257
Interest earning deposits in other banks	3,683	1,413
Fed funds sold	25	25
Investment securities available for sale, at fair value	68,204	70,227
Time deposits in other banks	199	199

Loans	375,284	370,678
Allowance for loan losses	(6,216)	(5,771)

NET LOANS	369,068	364,907

Accrued interest receivable	2,103	2,343
Premises and equipment, net	3,635	3,580
Stock in Federal Home Loan Bank of Atlanta, at cost	2,185	2,384
Foreclosed real estate and repossessions	1,846	—
Bank owned life insurance	9,974	9,876
Other assets	3,245	3,102

TOTAL ASSETS	$469,570	$464,313

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Demand	$29,202	$28,042
Savings	5,008	5,276
Money market and NOW	73,694	62,249
Time	290,313	291,171

TOTAL DEPOSITS	398,217	386,738

Short-term borrowings	11,000	17,000
Long-term borrowings	29,310	29,310
Accrued interest payable	734	772
Accrued expenses and other liabilities	1,971	2,002

TOTAL LIABILITIES	441,232	435,822

Shareholders’ Equity
Common stock, $3.50 par value, 12,500,000 shares authorized; 3,841,785 and 3,766,295 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	13,446	13,182
Additional paid-in capital	14,333	14,048
Accumulated retained earnings	551	1,609
Accumulated other comprehensive income (loss)	8	(348)

TOTAL SHAREHOLDERS’ EQUITY	28,338	28,491

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$469,570	$464,313

*	Derived from audited financial statements

See accompanying notes.

CAPE FEAR BANK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2008	2007
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$6,475	$6,912
Investment securities available for sale	819	809
FHLB Stock	35	30
Other interest-earning assets	34	97

TOTAL INTEREST INCOME	7,363	7,848

INTEREST EXPENSE
Money market, NOW and savings deposits	478	548
Time deposits	3,635	3,546
Short-term borrowings	52	42
Long-term borrowings	500	499

TOTAL INTEREST EXPENSE	4,665	4,635

NET INTEREST INCOME	2,698	3,213
PROVISION FOR LOAN LOSSES	793	75

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,905	3,138

NON-INTEREST INCOME
Service fees and charges	264	165
Gain on sale of investments	8	3
Income from bank owned life insurance	98	82
Other	76	60

NON-INTEREST INCOME	446	310

NON-INTEREST EXPENSE
Salaries and employee benefits	1,619	1,549
Occupancy and equipment	553	423
Other	1,194	897

TOTAL NON-INTEREST EXPENSE	3,366	2,869

(LOSS) INCOME BEFORE INCOME TAXES	(1,015)	579
(BENEFIT) INCOME TAXES	(574)	144

NET (LOSS) INCOME	$(441)	$435

NET (LOSS) INCOME PER COMMON SHARE*
Basic	$(0.12)	$0.12

Diluted	$(0.12)	$0.11

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING*
Basic	3,806,971	3,766,191
Effect of dilutive stock options	—	94,791

Diluted	3,806,971	3,860,982

*	All per share and outstanding share data has been restated for the 5% stock dividend distributed 6/29/07

See accompanying notes.

CAPE FEAR BANK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2008	2007
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(441)	$435
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	194	149
Realized gain on investment securities available for sale	(8)	(3)
Income from bank owned life insurance	(98)	(82)
Provision for loan losses	793	75
Loss on disposal of equipment	—	3
Stock based compensation	29	29
Change in assets and liabilities:
Decrease (increase) in accrued interest receivable	240	(24)
(Increase) decrease in other assets	(361)	155
(Decrease) increase in accrued interest payable	(38)	21
Decrease in accrued expenses and other liabilities	(651)	(512)

Net cash (used) provided by operating activities	(341)	246

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of available for sale investment securities	(7,725)	(4,310)
Proceeds from calls and maturities of securities available for sale	2,539	1,380
Proceeds from sales of securities available for sale	7,791	1,592
Net increase in loans from originations and repayments	(6,800)	(10,207)
Purchases of bank premises and equipment	(246)	(285)
Purchase of bank owned life insurance	—	(4,000)
Maturity of time deposits in other banks	—	99
Redemption of FHLB stock	199	57

Net cash used by investing activities	(4,242)	(15,674)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	11,479	26,437
Net decrease in short-term borrowings	(6,000)	(3,000)
Net proceeds from exercise of stock options	439	1
Tax benefit of stock options exercised	81	—

Net cash provided by financing activities	5,999	23,438

Net increase in cash and cash equivalents	1,416	8,010
Cash and cash equivalents, beginning	7,695	8,848

Cash and cash equivalents, ending	$9,111	$16,858

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$4,703	$4,326
Cash paid for income taxes	236	360
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Unrealized holding gains on available-for-sale securities, net of taxes	$356	$23
Transfers from loans to foreclosed real estate and other repossessions	1,846	—
Increase in other liabilities in conjunction with the adoption of EITF 06-4	617	—

CAPE FEAR BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information included in these unaudited consolidated financial statements reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of Cape Fear Bank Corporation (the “Company”) and its wholly owned subsidiary, Cape Fear Bank (the “Bank”). Because the financial statements are presented on a consolidated basis, the Company and the Bank are collectively referred to as the “Company” unless otherwise noted. All significant inter-company transactions and balances are eliminated in consolidation. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

Other information about the Company and the Bank, including their organization, business and accounting policies, is contained in the notes to the consolidated financial statements filed as part of the Company’s 2007 annual report on Form 10-K. This quarterly report should be read in conjunction with such annual report.

NOTE B - COMMITMENTS

At March 31, 2008, loan commitments are as follows:

(In thousands)
Undisbursed lines of credit	$56,360
Commitments to extend credit	15,620
Letters of credit	715

NOTE C - NET INCOME PER COMMON SHARE

Basic and diluted net income (loss) per share has been computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for the 5% stock dividend distributed on June 29, 2007. Diluted net income per share reflects the potential dilution that could occur if outstanding stock options were exercised. For the three months ended March 31, 2008, options to purchase 346,117 shares were considered to be anti-dilutive due to the net loss incurred by the Company. For the three months ended March 31, 2007, there were no antidilutive options.

CAPE FEAR BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - COMPREHENSIVE INCOME

A summary of comprehensive income is as follows:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Net (loss) income	$(441)	$435

Other comprehensive income:
Unrealized gain on investment securities available for sale arising during the period	586	39
Tax effect	(225)	(15)
Reclassification of gains recognized in net income (loss)	(8)	(3)
Tax effect	3	1

Total other comprehensive income	356	22

Total comprehensive (loss) income	$(85)	$457

NOTE E - STOCK BASED COMPENSATION

The Company has three share-based compensation plans in effect at March 31, 2008. The compensation cost that has been charged against income for those plans was approximately $29 thousand for the three months ended March 31, 2008. There has been no deferred tax asset recorded due to the fact that stock based compensation expense results solely from incentive stock options.

A summary of option activity under the stock option plans as of March 31, 2008 and changes during the three month period ended March 31, 2008 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	421,612	$7.28
Exercised	(75,490)	5.81
Forfeited	(5)	5.79
Granted	—	—

Outstanding at March 31, 2008	346,117	$7.60	4.31	$829,467

Exerciseable at March 31, 2008	299,031	$7.26	3.84	$818,149

There were 75,490 and 137 options exercised during the three months ended March 31, 2008 and 2007, respectively. There were 5 and 0.26 options forfeited during the quarters ended March 31, 2008 and 2007, respectively. The intrinsic value of options exercised was $316 thousand and $1 thousand for the quarters ended March 31, 2008 and 2007, respectively.

CAPE FEAR BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE F - RECLASSIFICATION

Certain items included in prior years’ quarterly consolidated financial statements have been reclassified to conform to the current year presentation. The reclassifications had no effect on the net income or shareholders’ equity as previously reported.

NOTE G - FAIR VALUE

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard does not require any new fair value measurements, but rather eliminates inconsistencies found in various prior pronouncements. However, in February 2008, the FASB issued FASB Staff Position 157-2 (“FSP 157-2”), which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for items within the scope of FSP 157-2. The Company adopted SFAS 157 on January 1, 2008, except as it applies to those non-financial assets and non-financial liabilities as noted in FSP 157-2. The partial adoption of SFAS 157 did not have a significant impact on the Company’s consolidated financial statements.

Beginning January 1, 2008, the Company was able to prospectively elect to apply SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The Company has evaluated this statement and has elected not to apply the fair value option for any financial asset or liabilities at this time.

Under SFAS 157, the Company groups assets and liabilities at fair value into three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1 Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2 Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3 Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

CAPE FEAR BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices. Level 1 securities include U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets. Level 2 securities include mortgage-backed securities, bonds, and preferred stock issued by government sponsored entities.

The Company does not record loans at fair value on a recurring basis. However, loans considered impaired, within the definition of SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” are individually evaluated for impairment. Under SFAS No. 114, a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the payments of principal and interest according to the loan agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the original contractual interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Other real estate owned is recorded initially at the estimated fair value of the property less estimated costs to sell at the date of foreclosure and subsequently reduced by additional allowances which are charged to earnings if the estimated fair value declines below its initial value plus any capitalized costs. Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.

The table below presents the recorded investment in assets measured at fair value on a recurring basis. No liabilities are recorded at fair value on a recurring basis. (Amounts in thousands)

	Total	Level 1	Level 2	Level 3
Securities available for sale	$68,204	$—	$68,204	$—

The following table presents the recorded investment in assets measured at fair value on a nonrecurring basis. Impaired loans, which are measured at lower of cost or market, include all impaired loans, regardless of whether they have been valued at cost or fair value. Of our recorded investment in Level 2 and Level 3 impaired loans, the Company maintains a corresponding valuation allowance in the amounts of $0 and $2.5 million, respectively. No liabilities are recorded at fair value on a nonrecurring basis. (Amounts in thousands)

	Total	Level 1	Level 2	Level 3
Impaired loans	$12,981	$—	$7,540	$5,441
Repossessions	2	—	—	2
Other real estate owned	1,844	—	—	1,844

Total assets at fair value	$14,827	$—	$7,540	$7,287

CAPE FEAR BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H - RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirement of Statement No. 133 for derivative instruments and hedging activities to provide users of financial statements with an enhanced understanding of the derivative instrument’s purpose, how it is accounted for, and its impact on the financial statements. This statement is effective for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company has chosen not to early adopt the provision of SFAS 161. The Company has evaluated this statement and does not believe it will have a material effect on the Company’s consolidated financial statements.

In September 2006, the Emerging Issues Task Force (“EITF”) issued EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The scope of EITF 06-4 is limited to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods. Therefore, EITF 06-4 would not apply to a split-dollar life insurance arrangement that provides a specified benefit to an employee that is limited to the employee’s active service period with an employer. The Company’s adoption of EITF 06-4 on January 1, 2008 resulted in an adjustment to the carrying value of liabilities with an offsetting adjustment to the opening balance of retained earnings of $617 thousand. Related compensation cost for the three months ended March 31, 2008 was $14 thousand.

In November 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 109 (“SAB 109”), “Written Loan Commitments Recorded at Fair Value Through Earnings.” SAB 109 supersedes Staff Accounting Bulletin No. 105 by requiring that the expected net future cash flows related to servicing a loan be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The Company’s adoption of SAB 109 has not had a material effect on the consolidated financial statements.

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

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of the consolidated financial condition and results of operations of Cape Fear Bank Corporation (the “Company”). The analysis includes detailed discussions for each of the factors affecting the Company’s operating results and financial condition for the periods ended March 31, 2008 and 2007. The following discussion should be read in conjunction with the Company’s financial statements and the notes thereto located in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Because the Company has no separate operations and conducts no business on its own other than owning Cape Fear Bank (the “Bank”), the discussion contained in this Management’s Discussion and Analysis concerns primarily the business of the Bank. However, for ease of reading and because the financial statements are presented on a consolidated basis, the Company and the Bank are collectively referred to herein as the Company unless otherwise noted.

Overview

Established in 1998 as the Bank of Wilmington, Cape Fear Bank serves the communities of the Cape Fear region of North Carolina through eight full-service banking offices. The Company was developed by, and is currently managed by, local residents of the communities it serves who are committed to providing their customers with a high quality banking experience. Headquartered in Wilmington, NC, the Company’s franchise has expanded to include the three southeastern North Carolina counties that comprise the Wilmington Metropolitan Statistical Area: New Hanover, Pender, and Brunswick. The Company’s recent investments in infrastructure should yield greater benefits over time. However, with the slowing local real estate market, increased problem loans, and the current rate environment, the Company’s performance will continue to face challenges in the near term. Cape Fear Bank Corporation, the holding company, formed as Bank of Wilmington Corporation in June 2005, has $469.6 million in assets as of March 31, 2008. The Company’s common stock is listed on the NASDAQ Capital Market under the symbol CAPE.

Financial Condition at March 31, 2008 and December 31, 2007

During the first three months of 2008, our total consolidated assets increased from $464.3 million to $469.6 million, an increase of $5.3 million or 1.1% from December 31, 2007. This increase in assets was funded by an $11.5 million increase in total deposits, comprised of a $1.2 million increase in demand deposits and an $11.4 million increase in money market and NOW accounts, offset by an $858 thousand decrease in time deposits and a $268 thousand decrease in savings accounts during the first quarter 2008. In addition, short-term borrowings decreased by $6.0 million in the current quarter. Liquidity provided by deposit growth offset by our net loss for the current three-month period of ($441) thousand, a decline of $854 thousand in cash and due from banks, and $2.0 million in investments, provided for growth of $2.3 million in interest-earning deposits in other banks, and $4.6 million in total loans receivable during the period. Net premises and equipment increased by $55 thousand in the current period. Our required holdings in Federal Home Loan Bank stock were reduced by $199 thousand due to the repayment of daily rate borrowings. During the current quarter, Other Real Estate Owned increased by $1.8 million through foreclosure of some problem loans. Our total shareholders’ equity decreased by $153 thousand during the first quarter, principally due to a net loss of ($441) thousand recorded for the period combined with an adjustment of $617 thousand to beginning equity to reflect the impact of the Company’s adoption of EITF 06-4, offset by a gain of $356 thousand in market value, net of taxes, of investment securities available for sale, proceeds of $439 thousand from the exercise of stock options, and a tax benefit of $81 thousand from the exercise of stock options. Our regulatory capital was successfully maintained at “well capitalized” levels throughout the period. See “Liquidity and Capital Resources” below for more information about our minimum capital requirements under regulatory guidelines.

Results of Operations for the Three Months Ended March 31, 2008 and 2007

Overview. The Company recorded a net loss of ($441) thousand or ($0.12) per diluted share for the three months ended March 31, 2008 as compared with net income of $435 thousand or $0.11 per diluted share for the first quarter of 2007. Comparing the two periods, net income decreased by $876 thousand from the combined effects of a decline in net interest income from margin compression, increased provisions for loan losses and increases in non-interest expenses related to branch expansion initiatives. Earnings per share for the 2007 period have been restated to reflect the 5% stock dividend distributed on June 29, 2007.

Net Interest Income. Interest income decreased by $485 thousand when comparing the first quarters of 2008 and 2007, while interest expense decreased by only $30 thousand, resulting in the decrease in net interest income of $515 thousand. This decrease in the level of our net interest income resulted principally from a 70 basis point decline, period to period, in our net interest margin to 2.41%, offset by the 7.6% increase in the level of our average interest earning assets. The increase in the level of our average interest earning assets resulted primarily from our loan and investment securities growth offset by a decline in interest earning deposits in other banks from the year ago period. The level of our average interest bearing liabilities experienced similar growth, increasing 8.3%.

Provision for Loan Losses. A $793 thousand provision for loan losses was recorded for the three months ended March 31, 2008 compared with a provision of $75 thousand for the three months ended March 31, 2007. The increase in the level of loan loss provision in the current period resulted primarily from an increase in net charge-offs to $348 thousand compared to $127 thousand of net recoveries for the same period last year along with an increased level of nonperforming assets - a reflection of the declining real estate market. Nonperforming assets as a percentage of total assets increased significantly from 0.44% at March 31, 2007 to 1.82% at March 31, 2008.

Non-Interest Income. Non-interest income increased to $446 thousand for the three months ended March 31, 2008 as compared with $310 thousand for the three months ended March 31, 2007. This increase in non-interest income resulted primarily from growth in service fees and charges due to the implementation of an overdraft privilege program during the fourth quarter of 2007 along with increased income on bank owned life insurance.

Non-Interest Expenses. Non-interest expenses increased to $3.4 million for the first quarter of 2008 from $2.9 million for the first quarter of 2007, an increase of $497 thousand. A large component of this increase was a $297 thousand increase in other expenses associated with increased FDIC premiums, accounting and audit fees, and branch related expenses such as data processing costs. Salaries and employee benefits increased $70 thousand due to growth related personnel additions, normal compensation adjustments, and higher costs for group insurance coverage. Occupancy and equipment costs increased by $130 thousand related to branch expansion initiatives - three new branches were opened during 2007.

Income Taxes. The Company recorded an income tax benefit of ($574) thousand for the three months ended March 31, 2008 compared to an income tax expense of $144 thousand for the same period in 2007. The effective tax benefit rate for the 2008 period is primarily the result of a large portion of pre-tax 1055 being comprised of non-taxable income earned on bank owned life insurance and municipals securities offset by increased expenses that resulted in a pre-tax loss for the Company in the first quarter of 2008.

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

	At March 31,	At December 31,
	2008	2007	2006
	(Dollars in thousands)
Nonaccrual loans	$3,369	$4,987	$350
Restructured loans	3,308	3,322	—

Total nonperforming loans	6,677	8,309	350
Real estate owned and repossessions	1,846	—	616

Total nonperforming assets	$8,523	$8,309	$966

Accruing loans past due 90 days or more	$—	$—	$—
Allowance for loan losses	6,216	5,771	4,536
Nonperforming loans to period end loans	1.78%	2.24%	0.10%
Allowance for loan losses to period end loans	1.66%	1.56%	1.36%
Allowance for loan losses to nonperforming loans	93.10%	69.45%	1,296.00%
Nonperforming assets to total assets	1.82%	1.79%	0.23%

Our nonperforming loans decreased by $1.6 million, or by approximately 19.6%, from December 31, 2007 to March 31, 2008 through foreclosure of those assets. Therefore, Other Real Estate Owned increased to $1.8 million through the transfer of nonperforming loans by foreclosure versus none at December 31, 2007. The amount of nonperforming assets as a percentage of our total assets increased from 1.79% to 1.82% during the same period. Approximately 68.0% of nonaccrual loans are related to one relationship comprised of single-family and residential construction properties totaling $2.3 million. The $3.3 million in restructured loans at March 31, 2008 is related to one relationship with two residential construction properties which are currently performing according to the restructured terms. The $1.8 million in Other Real Estate Owned is comprised of eight properties - seven residential construction properties and one lot. One of the residential construction properties, located in Surf City, North Carolina, is currently under contract for more than the fair market value at March 31, 2008 and is anticipated to close in second quarter 2008. We have written down the carrying values of all the nonperforming assets to their fair market values as determined by management’s assessment at March 31, 2008.

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

Total foregone interest on nonaccrual loans was approximately $171 thousand and $156 thousand for the quarter ended March 31, 2008 and 2007, respectively.

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

	At March 31,		At December 31,
	2008		2007		2006
	Amount	% of total loans (1)	Amount	% of total loans (1)	Amount	% of total loans (1)
	(Dollars in thousands)
Balance applicable to:
Commercial and industrial	$413	4.2%	$1,173	4.2%	$286	4.4%
Real estate - mortgage	5,437	84.0%	3,808	84.3%	4,116	85.7%
Consumer loans	35	1.2%	131	1.1%	38	0.7%
Home equity lines of credit	247	10.6%	570	10.5%	27	9.2%

Total allocated	6,132	100.0%	5,682	100.0%	4,467	100.0%

Unallocated	84		89		69

Total	$6,216		$5,771		$4,536

(1)	Represents total of all outstanding loans in each category as a percent of total loans outstanding.

The following table sets forth for the periods indicated information regarding changes in our allowance for loan losses.

	At or for the Three Months Ended March 31,		At or for the Years Ended December 31,
	2008	2007	2007	2006
	(Dollars in thousands)
Balance at beginning of period	$5,771	$4,536	$4,536	$3,510
Charge-offs:
Real estate - mortgage	(349)	—	—	—
Home equity lines of credit	—	—	—	(92)
Commercial and industrial	—	—	(6)	(292)
Consumer loans	(6)	—	(10)	(23)

Total charge-offs	(355)	—	(16)	(407)

Recoveries:
Real estate - mortgage	1	1	—	4
Home equity lines of credit	—	—	3	—
Commercial and industrial	6	126	153	84
Consumer loans	—	—	—	5

Total recoveries	7	127	156	93

Net (charge-offs) recoveries	(348)	127	140	(314)
Provision for loan losses	793	75	1,095	1,340

Balance at end of period	$6,216	$4,738	$5,771	$4,536

Ratio of net loan charge-offs (recoveries) to average loans outstanding	0.37%	(0.04%)	(0.04%)	0.10%
Ratio of allowance for loan losses to loans outstanding at period-end	1.66%	1.37%	1.56%	1.36%

Liquidity and Capital Resources

Our sources of funds are customer deposits, cash and demand balances due from other banks, interest-earning deposits in other banks, investment securities available for sale, federal funds sold, brokered time deposits and borrowings from the Federal Home Loan Bank and other correspondent banks. These funds, together with loan repayments, are used to make loans and to fund continuing operations. In addition, at March 31, 2008, we had credit availability with the Federal Home Loan Bank of Atlanta (“FHLB”) of approximately $70.4 million and credit lines with various financial institutions in the amount of $11.5 million. We had $30.0 million in borrowings outstanding under FHLB advances at March 31, 2008. In addition, the Company had $10.3 million in subordinated long-term debt payable to its unconsolidated subsidiary, BKWW Statutory Trust I (the “Trust”) in connection with the Trust’s issuance of trust preferred securities in October 2005. Total deposits were $398.2 million and $386.7 million at March 31, 2008 and December 31, 2007, respectively. Because loan demand has exceeded the rate of growth in core deposits, we have relied heavily on time deposits as a source of funds. Certificates of deposit are the only deposit accounts that have stated maturity dates, and those deposits are generally considered to be rate sensitive. At March 31, 2008 and December 31, 2007, time deposits represented 72.9% and 75.3%, respectively, of total deposits. Certificates of deposit of $100 thousand or more represented 45.6% and 46.1% of total deposits at March 31, 2008 and December 31, 2007, respectively. The Company advertises its certificate of deposit rates on the Internet, and we also obtain time deposits through deposit brokers. On March 31, 2008, those out-of-market deposits amounted to $138.3 million, or approximately 34.7% of total deposits and approximately 47.6% of total certificates of deposit. With the exception of these out-of-market deposits, management believes most of our other time deposits are relationship-oriented, but it will be necessary to pay competitive rates to retain those deposits at their maturities. Brokered deposits represent a source of fixed rate funds priced competitively with Federal Home Loan Bank borrowings but do not require collateralization like Federal Home Loan Bank borrowings. Based upon prior experience, management anticipates that a substantial portion of our outstanding certificates of deposit, including out-of-market deposits, will renew upon maturity.

Management anticipates that we will rely primarily upon deposits, loan repayments, investment income and other earnings to provide liquidity, and will use funds thus generated to make loans and to purchase securities, primarily securities issued by the federal government and its agencies, mortgage-backed securities, and municipal bonds. As of March 31, 2008, liquid assets (cash and due from banks, interest-earning bank deposits, time deposits in other banks, federal funds sold, and investment securities available for sale) were approximately $77.5 million, which represented 16.5% of total assets and 19.46% of total deposits. At March 31, 2008, outstanding commitments to extend credit were $15.6 million, letters of credit were $715 thousand and available line of credit balances totaled $56.4 million. Management believes that the combined aggregate liquidity position of the Company is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

We are subject to minimum capital requirements. The following table indicates the Company’s capital ratios at March 31, 2008. All capital ratios place the Company and the Bank in excess of the minimum necessary to be deemed “well capitalized” under regulatory guidelines.

	At March 31, 2008
	Actual Ratio	Minimum Requirement	Well Capitalized Requirement
Total risk-based capital ratio	10.99%	8.0%	10.0%
Tier 1 risk-based capital ratio	9.60%	4.0%	6.0%
Leverage ratio	8.04%	4.0%	5.0%

Forward-Looking Information

This Report and its exhibits contain statements relating to our financial condition, results of operations, plans, strategies, branch expansion plans, trends, projections of results of specific activities or investments, expectations or beliefs about future events or results, and other statements that are not descriptions of historical facts. Those statements may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by terms such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “forecasts,” “potential” or “continue,” or similar terms or the negative of these terms, or other statements concerning opinions or judgments of our management about future events. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed in reports we file with the Securities and Exchange Commission from time to time. Copies of those reports are available directly through the Commission’s website at www.sec.gov. Other factors that could influence the accuracy of those forward-looking statements include, but are not limited to: (a) the financial success or changing strategies of our customers; (b) customer acceptance of our services, products and fee structure; (c) changes in competitive pressures among depository and other financial institutions or in our ability to compete effectively against larger financial institutions in our banking market; (d) actions of government regulators, or changes in laws, regulations or accounting standards, that adversely affect our business; (e) our ability to manage our growth and to underwrite increasing volumes of loans; (f) the impact on our profits of increased staffing and expenses resulting from expansion; (g) changes in the interest rate environment and the level of market interest rates that reduce our net interest margin and/or the volumes and values of loans we make and securities we hold; (h) weather and similar conditions, particularly the effect of hurricanes on our banking and operations facilities and on our customers and the coastal communities in which we do business; (i) changes in general economic or business conditions and the real estate market in our banking market (particularly changes that affect our loan portfolio, the abilities of our borrowers to repay their loans, and the values of loan collateral); and (j) other developments or changes in our business that we do not expect. Although our management believes that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. All forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statements in this paragraph. We have no obligation, and do not intend to update these forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

The Company’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures in accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in enabling it to provide reasonable assurance that it is able to record, process, summarize and report in a timely manner the information required to be disclosed in reports it files under the Exchange Act.

Except as described below, in connection with the above evaluation no change in the Company’s internal control over financial reporting was identified that occurred during the first quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As described in the Company’s 2007 Annual Report on Form 10-K, during the first quarter of 2008, and in connection with management’s evaluation of the Company’s disclosure controls and procedures as of December 31, 2007, the Chief Executive Officer and Chief Financial Officer determined that the Company’s implementation of a model for determining its allowance for loan loss, newly adopted in the fourth quarter 2007, resulted in a material weakness. This material weakness was the result of the lack of proper documentation for the model and the misapplication of one component of the model relating to procedures for determining historical loss experience. While the level of loan loss allowance reported in the Company’s February 1, 2008 Form 8-K filing of year end 2007 financial results and in the financial statements included in the Company’s 2007 Annual Report on Form 10-K was determined to be adequate at December 31, 2007, this material weakness, if not detected and corrected, could have impacted the determination of the allowance in future periods. Additionally, the Chief Executive Officer and Chief Financial Officer determined that the Company did not have effective controls in place to identify and account for non-routine transactions, such as the significant modification of accounting for accrued expenses resulting from FDIC deposit insurance assessments, which also was a material weakness. During the first quarter of 2008, the Company implemented remedial measures to address these material weaknesses, including the design and implementation of additional control procedures relating to the application of the allowance for loan loss model, and the implementation of additional review processes over these controls, to ensure that the newly adopted model and existing procedures for determining the allowance for loan losses are properly documented and applied. In addition, the Company has implemented an additional dual review process to provide reasonable assurance that non-routine transactions are recognized and accounted for properly. The Company’s management believes these new policies and procedures effectively corrected the material weaknesses that existed at December 31, 2007.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPE FEAR BANK CORPORATION

Date: May 15, 2008	By:	/s/ Cameron Coburn
Cameron Coburn
President and Chief Executive Officer

Date: May 15, 2008	By:	/s/ Betty V. Norris
Betty V. Norris
Chief Financial Officer