Form 10-Q
period 2008-06-30
Cape Fear Bank CORP
filed 2008-08-13
CIK 1334872

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of August 8, 2008 was 3,841,785

Item 1 -	Financial Statements

CAPE FEAR BANK CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2008 (Unaudited)	December 31, 2007*
	(In thousands, except share and per share data)
ASSETS
Cash and due from banks	$8,380	$6,257
Interest earning deposits in other banks	10,458	1,413
Fed funds sold	1,726	25
Investment securities available for sale, at fair value	65,473	70,227
Time deposits in other banks	199	199
Loans	389,343	370,678
Allowance for loan losses	(5,915)	(5,771)

NET LOANS	383,428	364,907
Accrued interest receivable	2,126	2,343
Premises and equipment, net	3,865	3,580
Stock in Federal Home Loan Bank of Atlanta, at cost	2,950	2,384
Foreclosed real estate and repossessions	2,578	—
Bank owned life insurance	9,993	9,876
Other assets	4,862	3,102

TOTAL ASSETS	$496,038	$464,313

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Demand	$28,415	$28,042
Savings	3,838	5,276
Money market and NOW	81,996	62,249
Time	293,870	291,171

TOTAL DEPOSITS	408,119	386,738
Short-term borrowings	30,000	17,000
Long-term borrowings	27,310	29,310
Accrued interest payable	685	772
Accrued expenses and other liabilities	2,908	2,002

TOTAL LIABILITIES	469,022	435,822
Shareholders’ Equity
Common stock, $3.50 par value, 12,500,000 shares authorized; 3,841,785 and 3,766,295 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	13,446	13,182
Additional paid-in capital	14,363	14,048
Accumulated retained (deficit) earnings	(48)	1,609
Accumulated other comprehensive loss	(745)	(348)

TOTAL SHAREHOLDERS’ EQUITY	27,016	28,491

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$496,038	$464,313

*	Derived from audited financial statements

See accompanying notes.

CAPE FEAR BANK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$5,928	$7,107	$12,403	$14,019
Investment securities available for sale	797	827	1,615	1,635
FHLB Stock	38	32	74	62
Other interest-earning assets	24	103	58	200

TOTAL INTEREST INCOME	6,787	8,069	14,150	15,916

INTEREST EXPENSE
Money market, NOW and savings deposits	453	646	931	1,194
Time deposits	3,459	3,593	7,093	7,139
Short-term borrowings	55	2	106	44
Long-term borrowings	391	552	891	1,052

TOTAL INTEREST EXPENSE	4,358	4,793	9,021	9,429

NET INTEREST INCOME	2,429	3,276	5,129	6,487
PROVISION FOR LOAN LOSSES	375	—	1,168	75

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,054	3,276	3,961	6,412

NON-INTEREST INCOME
Service fees and charges	278	169	542	334
Gain/(loss) on sale of investments	12	(7)	20	(4)
Income from bank owned life insurance	114	99	212	181
Other	39	80	114	141

NON-INTEREST INCOME	443	341	888	652

NON-INTEREST EXPENSE
Salaries and employee benefits	1,624	1,661	3,243	3,210
Occupancy and equipment	572	450	1,125	873
Other	1,337	865	2,532	1,761

TOTAL NON-INTEREST EXPENSE	3,533	2,976	6,900	5,844

(LOSS) INCOME BEFORE INCOME TAXES	(1,036)	641	(2,051)	1,220
INCOME TAX (BENEFIT) EXPENSE	(437)	142	(1,011)	287

NET (LOSS) INCOME	$(599)	$499	$(1,040)	$933

NET (LOSS) INCOME PER COMMON SHARE
Basic	$(0.16)	$0.13	$(0.27)	$0.25

Diluted	$(0.16)	$0.13	$(0.27)	$0.24

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	3,841,785	3,765,955	3,824,061	3,765,901
Effect of dilutive stock options	—	78,411	—	85,055

Diluted	3,841,785	3,844,366	3,824,061	3,850,956

See accompanying notes.

CAPE FEAR BANK CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained earnings (deficit)	Total Stockholders’ Equity
Balance at December 31, 2007	$13,182	$14,048	$(348)	$1,609	$28,491
Adjustment from adoption of EITF 06-4	—	—	—	(617)	(617)
Exercise of stock options	264	175			439
Tax benefit of stock options exercised		81			81
Other comprehensive loss			(397)		(397)
Net income (loss)	—	—	—	(1,040)	(1,040)
Stock based compensation expense	—	59		—	59

Balance at June 30, 2008	$13,446	$14,363	$(745)	$(48)	$27,016

See accompanying notes.

CAPE FEAR BANK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2008	2007
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,040)	$933
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation and amortization	403	257
Realized (gain) loss on investment securities available for sale	(20)	4
Income from bank owned life insurance	(198)	(181)
Proceeds from bank owned life insurance	81	—
Provision for loan losses	1,168	75
Loss on disposal of equipment	—	3
Gain on sale of foreclosed real estate	(1)	—
Stock based compensation	59	59
Change in assets and liabilities:
Decrease in accrued interest receivable	217	4
(Increase) decrease in other assets	(1,512)	8
(Decrease) increase in accrued interest payable	(87)	15
Increase (decrease) in accrued expenses and other liabilities	289	(344)

Net cash (used) provided by operating activities	(641)	833

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of available for sale investment securities	(12,427)	(13,376)
Proceeds from calls and maturities of securities available for sale	4,058	2,900
Proceeds from sales of securities available for sale	12,491	6,745
Net increase in loans from originations and repayments	(22,483)	(5,747)
Net sale proceeds from foreclosed real estate	216	—
Net expenditures on foreclosed real estate	—	(10)
Purchases of bank premises and equipment	(680)	(714)
Purchase of bank owned life insurance	—	(4,000)
Net purchases of FHLB stock	(566)	(78)

Net cash used by investing activities	(19,391)	(14,280)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	21,381	17,298
Net increase in short-term borrowings	13,000	5,000
Net decrease in long-term borrowings	(2,000)	(6,000)
Cash paid for fractional shares	—	(3)
Net proceeds from exercise of stock options	439	1
Tax benefit of stock options exercised	81	—

Net cash provided by financing activities	32,901	16,296

Net increase in cash and cash equivalents	12,869	2,849
Cash and cash equivalents, beginning	7,695	8,848

Cash and cash equivalents, ending	$20,564	$11,697

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$9,108	$9,126
Cash paid for income taxes	443	844
SUPPLEMENTAL DISCLOSURES OF NONCASH OPERATING, INVESTING, AND FINANCING ACTIVITIES
Unrealized holding losses on available-for-sale securities, net of taxes	$(397)	$(615)
Loans to facilitate the sale of foreclosed real estate	$—	$740
Transfers from loans to foreclosed real estate and other repossessions	2,794	—
Increase in other liabilities in conjunction with the adoption of EITF 06-4	617	—

CAPE FEAR BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

In management’s opinion, the financial information included in these unaudited consolidated financial statements reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six month periods ended June 30, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of Cape Fear Bank Corporation (the “Company”) and its wholly owned subsidiary, Cape Fear Bank (the “Bank”). Because the financial statements are presented on a consolidated basis, the Company and the Bank are collectively referred to as the “Company” unless otherwise noted. All significant inter-company transactions and balances are eliminated in consolidation. Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

Other information about the Company and the Bank, including their organization, business and accounting policies, is contained in the notes to the consolidated financial statements filed as part of the Company’s 2007 annual report on Form 10-K. This quarterly report should be read in conjunction with such annual report.

NOTE B – COMMITMENTS

At June 30, 2008, loan commitments are as follows:

(In thousands)
Undisbursed lines of credit	$54,848
Commitments to extend credit	17,397
Letters of credit	428

NOTE C – NET INCOME (LOSS) PER COMMON SHARE

Basic and diluted net income (loss) per share has been computed based on the weighted average number of shares outstanding during each period. Diluted net income (loss) per share reflects the potential dilution that could occur if outstanding stock options were exercised. For the three and six months ended June 30, 2008, options to purchase 152,904 shares were considered to be anti-dilutive due to the exercise price exceeding the average market price for the period. For the three and six months ended June 30, 2007, there were no anti-dilutive options.

CAPE FEAR BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D – COMPREHENSIVE INCOME

A summary of comprehensive income (loss) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Net (loss) income	$(599)	$499	$(1,040)	$933
Other comprehensive loss:
Unrealized loss on investment securities available for sale arising during the period	(1,211)	(1,043)	(624)	(1,004)
Tax effect	466	401	239	387
Reclassification of (gains) losses recognized in net income	(12)	7	(20)	4
Tax effect	5	(3)	8	(2)

Total other comprehensive loss	(752)	(638)	(397)	(615)

Total comprehensive (loss) income	$(1,351)	$(139)	$(1,437)	$318

NOTE E – STOCK BASED COMPENSATION

The Company has three share-based compensation plans in effect at June 30, 2008. The compensation cost that has been charged against income for those plans was approximately $30 thousand and $59 thousand for the three and six months ended June 30, 2008, respectively. There has been no deferred tax asset recorded due to the fact that stock based compensation expense results solely from incentive stock options.

A summary of option activity under the stock option plans as of June 30, 2008 and changes during the six month period ended June 30, 2008 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	421,612	$7.28
Exercised	(75,490)	5.81
Forfeited	(5)	5.79
Granted	—	—

Outstanding at June 30, 2008	346,117	$7.60	4.06	$309,682

Exerciseable at June 30, 2008	299,031	$7.26	3.59	$309,682

There were none and 110 options exercised during the second quarter of 2008 and 2007, respectively. There were 75,490 and 248 options exercised during the six months ended June 30, 2008 and 2007,

CAPE FEAR BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

respectively. For the quarter ending June 30, 2008 and 2007, respectively, none and 5,995 options were forfeited. There were 5 and 5,995 options forfeited during the six months ended June 30, 2008 and 2007, respectively. For the second quarter of 2008 and 2007, the intrinsic value of options exercised was $0 and $1 thousand, respectively. The intrinsic value of options exercised was $276 thousand and $2 thousand for the six months ended June 30, 2008 and 2007, respectively. No options have been granted during the six month periods ended June 30, 2008 and 2007.

NOTE F – RECLASSIFICATION

Certain items included in prior years’ quarterly consolidated financial statements have been reclassified to conform to the current year presentation. The reclassifications had no effect on the net income or shareholders’ equity as previously reported.

NOTE G – FAIR VALUE

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

CAPE FEAR BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Total	Level 1	Level 2	Level 3
Securities available for sale	$65,473	$30,333	$35,140	$—

The table below presents the recorded investment in assets measured at fair value on a nonrecurring basis. Impaired loans reported at fair value are measured at cost with a corresponding valuation allowance, such that the net amount is representative of fair value. Of our recorded investment in Level 3 impaired loans, the Company maintains a corresponding valuation allowance in the amount of $1.7 million. No liabilities are recorded at fair value on a nonrecurring basis. (Amounts in thousands)

	Total	Level 1	Level 2	Level 3
Impaired loans	$3,977	$—	$—	$3,977
Repossessions	20	—	—	20
Other real estate owned	2,558	—	—	2,558

Total assets at fair value	$6,555	$—	$—	$6,555

NOTE H – RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment

CAPE FEAR BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In September 2006, the Emerging Issues Task Force (“EITF”) issued EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The scope of EITF 06-4 is limited to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods. Therefore, EITF 06-4 would not apply to a split-dollar life insurance arrangement that provides a specified benefit to an employee that is limited to the employee’s active service period with an employer. The Company’s adoption of EITF 06-4 on January 1, 2008 resulted in an adjustment to the carrying value of liabilities with an offsetting adjustment to the opening balance of retained earnings of $617 thousand. Related compensation cost for the six months ended June 30, 2008 was $28 thousand.

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

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of the consolidated financial condition and results of operations of Cape Fear Bank Corporation. The analysis includes detailed discussions for each of the factors affecting the Company’s operating results and financial condition for the periods ended June 30, 2008 and 2007. The following discussion should be read in conjunction with the Company’s financial statements and the notes thereto located in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Because the Company has no separate operations and conducts no business on its own other than owning Cape Fear Bank, the discussion contained in this Management’s Discussion and Analysis concerns primarily the business of the Bank. However, for ease of reading and because the financial statements are presented on a consolidated basis, the Company and the Bank are collectively referred to herein as the Company unless otherwise noted.

Overview

Established in 1998, Cape Fear Bank serves the communities of the Cape Fear region of North Carolina through eight full-service banking offices. The Company was developed by, and is currently managed by, local residents of the communities it serves who are committed to providing their customers with a high quality banking experience. Headquartered in Wilmington, NC, the Company’s franchise has expanded to include the three southeastern North Carolina counties that comprise the Wilmington Metropolitan Statistical Area: New Hanover, Pender, and Brunswick. The Company’s recent investments in infrastructure should yield greater benefits over time. However, with the declining real estate market and resulting increased problem loans, plus the current net interest margin pressures, the Company’s performance will continue to face challenges in the near term. The Company’s financial performance in the 2008 period has also been negatively impacted by increased expenses related to compliance as a result of dissident shareholder proxy battle proceedings. Cape Fear Bank Corporation, the holding company, formed in June 2005, has $496.0 million in assets as of June 30, 2008. The Company’s common stock is listed on the NASDAQ Capital Market under the symbol CAPE.

Financial Condition at June 30, 2008 and December 31, 2007

During the first half of 2008, our total consolidated assets increased from $464.3 million to $496.0 million, an increase of $31.7 million or 6.8% from December 31, 2007. This increase in assets was funded by a $21.4 million increase in total deposits, comprised primarily of a $19.7 million increase in money market and NOW accounts, along with a $2.7 million increase in time deposits and a $373 thousand increase in demand deposits, offset by a $1.4 million decrease in savings accounts during the first half of 2008. Money market deposits have increased significantly during the current period due to a successful advertising campaign offering competitive rates and our expanded branch network. We also increased brokered deposits in the second quarter of 2008 to prefund and redistribute some large maturities occurring in the third quarter of 2008. In addition, short-term borrowings increased by $13.0 million in the first half of 2008, offset by a decrease of $2.0 million in long-term borrowings. Liquidity provided by deposit growth, increased borrowings and a $4.8 million decrease in investments, offset by our net loss for the current six-month period of ($1.0) million, provided for growth of $2.1 million in cash and due from banks, $9.0 million in interest-earning deposits in other banks, $1.7 million in federal funds sold and $18.7 million in total loans receivable during the period. Net premises and equipment increased by $285 thousand in the current period, primarily due to the completion and transition to our permanent Southport facility during the second quarter of 2008. Our required holdings in Federal Home Loan Bank (“FHLB”) stock increased by $566 thousand due to increased advances from FHLB. During the current six-month period, other real estate owned (“OREO”) and repossessions increased by a net of $2.6 million through foreclosure of some problem loans. Our total shareholders’ equity decreased by $1.5 million during the first half of 2008, principally due to a net loss of ($1.0) million recorded for the period combined with an adjustment of $617 thousand to beginning equity to reflect the impact of the Company’s adoption of EITF 06-4, additional loss of $397 thousand in market value, net of taxes, of investment securities available for sale, offset by net proceeds of $520 thousand, which includes an $81 thousand tax benefit from the exercise of non-qualified stock options. Our regulatory capital was successfully maintained at “well capitalized” levels throughout the period. See “Liquidity and Capital Resources” below for more information about our minimum capital requirements under regulatory guidelines.

Results of Operations for the Three Months Ended June 30, 2008 and 2007

Overview. The Company recorded a net loss of ($599) thousand or ($0.16) per diluted share for the three months ended June 30, 2008 as compared with net income of $499 thousand or $0.13 per diluted share for the second quarter of 2007. Comparing the two periods, net income decreased by $1.1 million from the combined effects of a decline in net interest income from margin compression, increased provisions for loan losses and increases in non-interest expenses related to branch expansion initiatives and compliance as a result of dissident shareholder proxy battle proceedings.

Net Interest Income. Interest income decreased by $1.3 million when comparing the second quarters of 2008 and 2007, while interest expense decreased by $435 thousand, resulting in the decrease in net interest income of $847 thousand. This decrease in the level of our net interest income resulted principally from a 94 basis point decline, period to period, in our net interest margin to 2.14%, offset by the 7.1% increase in the level of our average interest earning assets. The increase in the level of our average interest earning assets resulted primarily from our loan growth offset by a decline in investment securities available for sale and interest earning deposits in other banks from the year ago period. The level of our average interest bearing liabilities experienced slightly higher growth, increasing 10.0%, primarily in NOW and money market deposits, time deposits and advances from FHLB, offset by a decline in savings deposits.

Provision for Loan Losses. A $375 thousand provision for loan losses was recorded for the three months ended June 30, 2008 compared with no provision for the three months ended June 30, 2007. The increase in the level of loan loss provision in the current period resulted primarily from an increased level of nonperforming loans to $9.0 million at June 30, 2008 from $1.3 million at June 30, 2007 - a reflection of the deteriorating real estate market and credit quality causing borrowers to become delinquent. However, $3.3 million of the nonperforming loans in the current period are restructured loans that are currently performing according to the restructured terms. A net of $732 thousand in problem loans was transferred to OREO as a result of foreclosure in the current period versus none in the prior year period and net charge-offs increased to $676 thousand in the 2008 period compared to net recoveries of $8 thousand for the same period last year. Nonperforming assets as a percentage of total assets increased significantly from 0.30% at June 30, 2007 to 2.34% at June 30, 2008. The allowance for loan loss to total loans percentage increased from 1.39% at June 30, 2007 to 1.52% at June 30, 2008, as well.

Non-Interest Income. Non-interest income increased to $443 thousand for the three months ended June 30, 2008 as compared with $341 thousand for the three months ended June 30, 2007. This increase in non-interest income resulted primarily from growth in service fees and charges due to the implementation of an overdraft privilege program during the fourth quarter of 2007 along with increased income on bank owned life insurance.

Non-Interest Expenses. Non-interest expenses increased to $3.5 million for the second quarter of 2008 from $3.0 million for the second quarter of 2007, an increase of $557 thousand. Salary and employee benefit costs were stable, actually decreasing by $37 thousand period to period. Occupancy and equipment costs increased by $122 thousand related to branch expansion initiatives; three new branches were opened in 2007-one each in May, August and November-which impacted the 2008 expenses. A large component of the increase in non-interest expenses was a $472 thousand increase in other expenses, with more than 50% of that increase being associated with legal and other professional fees incurred due to compliance with dissident shareholder proxy battle proceedings. Increases in FDIC premiums and branch related expenses, such as data processing costs, also contributed to the increase in other non-interest expenses.

Income Taxes. The Company recorded an income tax benefit of ($437) thousand for the three months ended June 30, 2008 compared to an income tax expense of $142 thousand for the same period in 2007. The tax benefit in the current period is the result of the Company recording losses in the 2008 period versus recording income in the prior year period.

Results of Operations for the Six Months Ended June 30, 2008 and 2007

Overview. The Company recorded a net loss of ($1.0) million or ($0.27) per diluted share for the six months ended June 30, 2008 as compared with net income of $933 thousand or $0.24 per diluted share for the same period of 2007. Comparing the two periods, net income decreased by $2.0 million principally due to the combined effects of decreases in net interest income from margin compression, increased provisions for loan losses, and increases in non-interest expenses related to branch expansion initiatives and costs associated with compliance as a result of dissident shareholder proxy battle proceedings.

Net Interest Income. Interest income decreased by $1.8 million when comparing the first halves of 2008 and 2007, while interest expense decreased by $408 thousand, resulting in the decrease in net interest income of $1.4 million. This decrease in the level of our net interest income resulted principally from an 82 basis point decline, period to period, in our net interest margin to 2.27%, offset by the 7.3% increase in the level of our average interest earning assets. The increase in the level of our interest earning assets resulted primarily from our loan growth offset by a decline in investment securities available for sale and interest earning deposits in other banks from the year ago period. The level of our average interest bearing liabilities experienced slightly higher growth, increasing 9.2%, primarily in NOW and money market deposits, time deposits and advances from FHLB, offset by a decline in savings deposits.

Provision for Loan Losses. The provision for loan losses was $1.2 million for the six months ended June 30, 2008 compared with a provision of $75 thousand for the six months ended June 30, 2007. The increase in the level of loan loss provision in the current period is due to a rise in the level of nonperforming loans to $9.0 million at June 30, 2008 from $1.3 million at June 30, 2007—a reflection of the deteriorating real estate market and credit quality causing borrowers to become delinquent. However, $3.3 million of the nonperforming loans in the current period are restructured loans that are currently performing according to the restructured terms. A net of $2.6 million in problem loans was transferred to OREO as a result of foreclosure in the current period versus none in the prior year period and net charge-offs increased to $1.0 million in the 2008 period compared to net recoveries of $135 thousand for the same period last year. Nonperforming assets as a percentage of total assets increased significantly from 0.30% at June 30, 2007 to 2.34% at June 30, 2008. The allowance for loan loss to total loans percentage increased from 1.39% at June 30, 2007 to 1.52% at June 30, 2008, as well.

Non-Interest Income. Non-interest income increased to $888 thousand for the six months ended June 30, 2008 as compared with $652 thousand for the six months ended June 30, 2007. This increase in non-interest income resulted primarily from growth in service fees and charges due to the implementation of an overdraft privilege program during the fourth quarter of 2007 along with increased income on bank owned life insurance.

Non-Interest Expenses. Non-interest expenses increased from $5.8 million for the first half of 2007 to $6.9 million for the first half of 2008, an increase of $1.1 million. Although three new branches were opened during 2007 – one each in May, August, and November—staff for the new branches were in place prior to June 30, 2007, resulting in a minimal increase in expenses from the prior period. Full-time equivalent employees increased by only one employee from the prior year period. Therefore, salaries and employee benefits increased marginally by $33 thousand year over year. Occupancy and equipment costs increased by $252 thousand related to the branch expansion previously mentioned. A large component of the increase in non-interest expenses was a $771 thousand increase in other expenses. A significant portion of this increase was associated with legal and other professional fees incurred due to compliance with dissident shareholder proxy battle proceedings. Increases in FDIC premiums, and growth related expenses, such as data processing costs, also contributed to the increase in other non-interest expenses.

Income Taxes. The Company recorded an income tax benefit of ($1.0) million for the six months ended June 30, 2008 compared to an income tax expense of $287 thousand for the same period in 2007. The tax benefit in the current period is the result of the Company recording losses in the 2008 period versus recording income in the prior year period.

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

	At June 30, 2008	At December 31,
		2007	2006
	(Dollars in thousands)
Nonaccrual loans	$5,733	$4,987	$350
Restructured loans	3,308	3,322	—

Total nonperforming loans	9,041	8,309	350
Real estate owned and repossessions	2,578	—	616

Total nonperforming assets	$11,619	$8,309	$966

Accruing loans past due 90 days or more	$—	$—	$—
Allowance for loan losses	5,915	5,771	4,536
Nonperforming loans to period end loans	2.32%	2.24%	0.10%
Allowance for loan losses to period end loans	1.52%	1.56%	1.36%
Allowance for loan losses to nonperforming loans	65.42%	69.45%	1,296.00%
Nonperforming assets to total assets	2.34%	1.79%	0.23%

Our nonperforming loans increased by $732 thousand, or by approximately 8.8%, from December 31, 2007 to June 30, 2008. A large portion of the nonperforming loans at June 30, 2008 consisted of $3.3 million of restructured loans. The restructured loans are related to one relationship with two loans that are collateralized by residential construction properties and are currently performing according to the restructured terms. However, OREO and repossessions increased to $2.6 million through the transfer of nonperforming loans by foreclosure, net of sales, in the current period versus none at December 31, 2007. The amount of nonperforming assets as a percentage of our total assets increased from 1.79% to 2.34% during the six months ended June 30, 2008. Approximately 43.8% of nonaccrual loans are related to two relationships comprised of residential construction and land development properties totaling $2.5 million. The $2.6 million in OREO and repossessions is comprised of eight properties—seven residential construction properties and one lot—in addition to one boat. During June 2008, one residential construction property, acquired in OREO during the first quarter of 2008, located in Surf City, North Carolina, was sold for more than its recorded book value, resulting in a net recovery of approximately $21 thousand. Subsequently in July 2008, another OREO property in that same development sold for an approximate loss of $5 thousand. Two additional condominium units in this same development are currently under contract for more than the recorded book value and scheduled to close in August 2008. We have written down the carrying values of all the nonperforming assets to their fair market values as determined by management’s assessment at June 30, 2008.

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

Total foregone interest on nonaccrual loans was approximately $130 thousand and $197 thousand at June 30, 2008 and 2007, respectively.

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

	At June 30, 2008		At December 31,
			2007		2006
	Amount	% of total loans (1)	Amount	% of total loans (1)	Amount	% of total loans (1)
	(Dollars in thousands)
Balance applicable to:
Commercial and industrial	$394	4.2%	$1,173	4.2%	$286	4.4%
Real estate—mortgage	5,040	84.2%	3,808	84.3%	4,116	85.7%
Consumer loans	29	1.1%	131	1.0%	38	0.7%
Home equity lines of credit	365	10.5%	570	10.5%	27	9.2%

Total allocated	5,828	100.0%	5,682	100.0%	4,467	100.0%

Unallocated	87		89		69

Total	$5,915		$5,771		$4,536

(1)	Represents total of all outstanding loans in each category as a percent of total loans outstanding.

The following table sets forth, for the periods indicated, information regarding changes in our allowance for loan losses.

	At or for the Six Months Ended June 30,		At or for the Years Ended December 31,
	2008	2007	2007	2006
	(Dollars in thousands)
Balance at beginning of period	$5,771	$4,536	$4,536	$3,510

Charge-offs:
Real estate—mortgage	(1,021)	—	—	—
Home equity lines of credit	—	—	—	(92)
Commercial and industrial	—	—	(6)	(292)
Consumer loans	(38)	(2)	(10)	(23)

Total charge-offs	(1,059)	(2)	(16)	(407)

Recoveries:
Real estate—mortgage	22	2	—	4
Home equity lines of credit	—	—	3	—
Commercial and industrial	12	135	153	84
Consumer loans	1	—	—	5

Total recoveries	35	137	156	93

Net (charge-offs) recoveries	(1,024)	135	140	(314)
Provision for loan losses	1,168	75	1,095	1,340

Balance at end of period	$5,915	$4,746	$5,771	$4,536

Ratio of net loan charge-offs (recoveries) to average loans outstanding	0.54%	(0.08%)	(0.04%)	0.10%
Ratio of allowance for loan losses to loans outstanding at period-end	1.52%	1.39%	1.56%	1.36%

Liquidity and Capital Resources

Our sources of funds are customer deposits, cash and demand balances due from other banks, interest-earning deposits in other banks, investment securities available for sale, federal funds sold, brokered time deposits and borrowings from the FHLB and other correspondent banks. These funds, together with loan repayments, are used to make loans and to fund continuing operations. In addition, at June 30, 2008, we had credit availability with the FHLB of Atlanta of approximately $74.4 million and credit lines with various financial institutions in the amount of $19.0 million. We had $47.0 million in borrowings outstanding under FHLB advances at June 30, 2008. In addition, the Company had $10.3 million in subordinated long-term debt payable to its unconsolidated subsidiary, BKWW Statutory Trust I (the “Trust”) in connection with the Trust’s issuance of trust preferred securities in October 2005. Total deposits were $408.1 million and $386.7 million at June 30, 2008 and December 31, 2007, respectively. Because loan demand has exceeded the rate of growth in core deposits, we have relied heavily on time deposits as a source of funds. Certificates of deposit are the only deposit accounts that have stated maturity dates, and those deposits are generally considered to be rate sensitive. At June 30, 2008 and December 31, 2007, time deposits represented 72.0% and 75.3%, respectively, of total deposits.

Certificates of deposit of $100 thousand or more represented 48.1% and 46.1% of total deposits at June 30, 2008 and December 31, 2007, respectively. The Company advertises its certificate of deposit rates on the Internet, and we also obtain time deposits through deposit brokers. On June 30, 2008, those out-of-market deposits amounted to $173.1 million, or approximately 42.4% of total deposits and approximately 58.9% of total certificates of deposit. With the exception of these out-of-market deposits, management believes most of our other time deposits are relationship-oriented, but it will be necessary to pay competitive rates to retain those deposits at their maturities. Brokered deposits represent a source of fixed rate funds priced competitively with Federal Home Loan Bank borrowings but do not require collateralization like Federal Home Loan Bank borrowings. Based upon prior experience, management anticipates that a substantial portion of our outstanding certificates of deposit, including out-of-market deposits, will renew upon maturity.

Management anticipates that we will rely primarily upon deposits, borrowings, loan repayments, investment income and other earnings to provide liquidity, and will use funds thus generated to make loans and to purchase securities, primarily securities issued by the federal government and its agencies, mortgage-backed securities, and municipal bonds. As of June 30, 2008, liquid assets (cash and due from banks, interest-earning bank deposits, time deposits in other banks, federal funds sold, and investment securities available for sale) were approximately $86.2 million, which represented 17.4% of total assets and 21.1% of total deposits. At June 30, 2008, outstanding commitments to extend credit were $17.4 million, letters of credit were $428 thousand and available line of credit balances totaled $54.8 million. Management believes that the combined aggregate liquidity position of the Company is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

We are subject to minimum capital requirements. The following table indicates the Company’s capital ratios at June 30, 2008. All capital ratios place the Company and the Bank in excess of the minimum necessary to be deemed “well capitalized” under regulatory guidelines.

	At June 30, 2008
	Actual Ratio	Minimum Requirement	Well Capitalized Requirement
Total risk-based capital ratio	10.43%	8.00%	10.00%
Tier 1 risk-based capital ratio	9.00%	4.00%	6.00%
Leverage ratio	7.79%	4.00%	5.00%

Forward-Looking Information

This Report and its exhibits contain statements relating to our financial condition, results of operations, plans, strategies, branch expansion plans, trends, projections of results of specific activities or investments, expectations or beliefs about future events or results, and other statements that are not descriptions of historical facts. Those statements may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by terms such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “forecasts,” “potential” or “continue,” or similar terms or the negative of these terms, or other statements concerning opinions or judgments of our management about future events. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed in reports we file with the Securities and Exchange Commission from time to time. Copies of those reports are available directly through the Commission’s website at www.sec.gov. Other factors that could influence the accuracy of those forward-looking statements include, but are not limited to: (a) the financial success or changing strategies of our customers; (b) customer acceptance of our services, products and fee structure; (c) changes in competitive pressures among depository and other financial institutions or in our ability to compete effectively against larger financial institutions in our banking market; (d) actions of government regulators, or changes in laws, regulations or accounting standards, that adversely affect our business; (e) our ability to manage our growth and to underwrite increasing volumes of loans; (f) the impact on our profits of increased staffing and expenses resulting from expansion; (g) changes in the interest rate environment and the level of market interest rates that reduce our net interest margin and/or the volumes and values of loans we make and securities we hold; (h) weather and similar conditions, particularly the effect of hurricanes on our banking and operations facilities and on our customers and the coastal communities in which we do business; (i) changes in general economic or business conditions and the real estate market in our banking market (particularly changes that affect our loan portfolio, the abilities of our borrowers to repay their loans, and the values of loan collateral); (j) the impact on financial institutions, in general, of recent adverse conditions in the banking industry and the credit and securities markets; (k) other developments or changes in our business that we do not expect. Although our management believes that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. All forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statements in this paragraph. We have no obligation, and do not intend to update these forward-looking statements.

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

In connection with the above evaluation no change in the Company’s internal control over financial reporting was identified that occurred during the second quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CAPE FEAR BANK CORPORATION

Date: August 13, 2008	By:	/s/ Cameron Coburn
Cameron Coburn
President and Chief Executive Officer

Date: August 13, 2008	By:	/s/ Betty V. Norris
Betty V. Norris
Chief Financial Officer