Form 10-Q
period 2008-09-30
Cape Fear Bank CORP
filed 2008-11-14
CIK 1334872

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

or

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

The number of shares of the registrant’s common stock outstanding as of November 5, 2008 was 3,841,785

Item 1—Financial Statements

CAPE FEAR BANK CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2008 (Unaudited)	December 31, 2007*
	(In thousands, except share and per share data)
ASSETS

Cash and due from banks	$5,465	$6,257
Interest earning deposits in other banks	637	1,413
Fed funds sold	5,297	25
Investment securities available for sale, at fair value	63,121	70,227
Time deposits in other banks	100	199

Loans	398,416	370,678
Allowance for loan losses	(11,820)	(5,771)

NET LOANS	386,596	364,907

Accrued interest receivable	2,128	2,343
Premises and equipment, net	3,875	3,580
Stock in Federal Home Loan Bank of Atlanta, at cost	2,725	2,384
Foreclosed real estate and repossessions	2,230	—
Bank owned life insurance	10,094	9,876
Deferred tax asset	4,400	1,984
Other assets	4,489	1,118

TOTAL ASSETS	$491,157	$464,313

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits
Demand	$24,227	$28,042
Savings	2,923	5,276
Money market and NOW	71,438	62,249
Time	314,699	291,171

TOTAL DEPOSITS	413,287	386,738

Short-term borrowings	25,000	17,000
Long-term borrowings	27,310	29,310
Accrued interest payable	706	772
Accrued expenses and other liabilities	3,902	2,002

TOTAL LIABILITIES	470,205	435,822

Shareholders’ Equity
Common stock, $3.50 par value, 12,500,000 shares authorized; 3,841,785 and 3,766,295 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	13,446	13,182
Additional paid-in capital	14,373	14,048
Accumulated retained (deficit) earnings	(4,591)	1,609
Accumulated other comprehensive loss	(2,276)	(348)

TOTAL SHAREHOLDERS’ EQUITY	20,952	28,491

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$491,157	$464,313

*	Derived from audited financial statements

See accompanying notes.

CAPE FEAR BANK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$6,068	$7,280	$18,471	$21,299
Investment securities available for sale	789	849	2,404	2,484
FHLB Stock	20	33	94	95
Other interest-earning assets	15	55	73	255

TOTAL INTEREST INCOME	6,892	8,217	21,042	24,133

INTEREST EXPENSE
Money market, NOW and savings deposits	546	709	1,477	1,903
Time deposits	3,341	3,596	10,434	10,735
Short-term borrowings	60	15	166	59
Long-term borrowings	398	549	1,289	1,601

TOTAL INTEREST EXPENSE	4,345	4,869	13,366	14,298

NET INTEREST INCOME	2,547	3,348	7,676	9,835

PROVISION FOR LOAN LOSSES	6,005	50	7,173	125

NET INTEREST INCOME (LOSS) AFTER PROVISION FOR LOAN LOSSES	(3,458)	3,298	503	9,710

NON-INTEREST INCOME
Service fees and charges	273	191	814	525
Gain/(loss) on sale of investments	—	(7)	20	(11)
Income from bank owned life insurance	87	101	299	282
Other	62	43	176	184

NON-INTEREST INCOME	422	328	1,309	980

NON-INTEREST EXPENSE
Salaries and employee benefits	2,153	1,683	5,395	4,893
Occupancy and equipment	546	542	1,671	1,415
Other	1,830	968	4,362	2,729

TOTAL NON-INTEREST EXPENSE	4,529	3,193	11,428	9,037

(LOSS) INCOME BEFORE INCOME TAXES	(7,565)	433	(9,616)	1,653

INCOME TAX (BENEFIT) EXPENSE	(3,022)	74	(4,033)	361

NET (LOSS) INCOME	$(4,543)	$359	$(5,583)	$1,292

NET (LOSS) INCOME PER COMMON SHARE
Basic	$(1.18)	$0.10	$(1.46)	$0.34

Diluted	$(1.18)	$0.09	$(1.46)	$0.34

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	3,841,785	3,766,224	3,829,990	3,766,010
Effect of dilutive stock options	—	67,233	—	77,832

Diluted	3,841,785	3,833,457	3,829,990	3,843,842

See accompanying notes.

CAPE FEAR BANK CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock	Additional Paid-in Capital	Retained earnings (deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2007	$13,182	$14,048	$1,609	$(348)	$28,491
Adjustment from adoption of EITF 06-4	—	—	(617)	—	(617)
Exercise of stock options	264	175			439
Tax benefit of stock options exercised		81			81
Other comprehensive loss				(1,928)	(1,928)
Net loss	—	—	(5,583)	—	(5,583)
Stock based compensation expense	—	69	—		69

Balance at September 30, 2008	$13,446	$14,373	$(4,591)	$(2,276)	$20,952

See accompanying notes.

CAPE FEAR BANK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2008	2007
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(5,583)	$1,292
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation and amortization	597	427
Realized (gain) loss on investment securities available for sale	(20)	11
Income from bank owned life insurance	(299)	(282)
Proceeds from bank owned life insurance	81	—
Provision for loan losses	7,173	125
Loss on disposal of equipment	—	3
Gain on sale of foreclosed real estate	(3)	—
Stock based compensation	69	79
Change in assets and liabilities:
Decrease (increase) in accrued interest receivable	215	(197)
(Increase) decrease in other assets	(4,581)	32
(Decrease) increase in accrued interest payable	(66)	84
Increase in accrued expenses and other liabilities	1,283	168

Net cash (used) provided by operating activities	(1,134)	1,742

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of available for sale investment securities	(13,573)	(16,897)
Proceeds from calls and maturities of securities available for sale	5,055	4,323
Proceeds from sales of securities available for sale	12,491	9,930
Net increase in loans from originations and repayments	(33,680)	(22,680)
Net sale proceeds from foreclosed real estate	2,628	—
Net expenditures on foreclosed real estate	(37)	(10)
Purchases of bank premises and equipment	(873)	(1,127)
Purchase of bank owned life insurance	—	(4,000)
Maturity of time deposits in other banks	99	—
Net purchases of FHLB stock	(341)	(78)

Net cash used by investing activities	(28,231)	(30,539)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	26,549	28,080
Net increase in short-term borrowings	8,000	5,000
Net decrease in long-term borrowings	(2,000)	(6,000)
Cash paid for fractional shares	—	(3)
Net proceeds from exercise of stock options	439	2
Tax benefit of stock options exercised	81	—

Net cash provided by financing activities	33,069	27,079

Net increase (decrease) in cash and cash equivalents	3,704	(1,718)
Cash and cash equivalents, beginning	7,695	8,848

Cash and cash equivalents, ending	$11,399	$7,130

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$13,432	$14,214
Cash paid for income taxes	443	760
SUPPLEMENTAL DISCLOSURES OF NONCASH OPERATING, INVESTING, AND FINANCING ACTIVITIES
Unrealized holding losses on available-for-sale securities, net of taxes	$(1,928)	$(223)
Loans to facilitate the sale of foreclosed real estate	—	740
Transfers from loans to foreclosed real estate and other repossessions	4,818	2
Increase in other liabilities in conjunction with the adoption of EITF 06-4	617	—

CAPE FEAR BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

In management’s opinion, the financial information included in these unaudited consolidated financial statements reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine month periods ended September 30, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of Cape Fear Bank Corporation (the “Company”) and its wholly owned subsidiary, Cape Fear Bank (the “Bank”). Because the financial statements are presented on a consolidated basis, the Company and the Bank are collectively referred to as the “Company” unless otherwise noted. All significant inter-company transactions and balances are eliminated in consolidation. Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

Other information about the Company and the Bank, including their organization, business and accounting policies, is contained in the notes to the consolidated financial statements filed as part of the Company’s 2007 annual report on Form 10-K. This quarterly report should be read in conjunction with such annual report.

NOTE B – COMMITMENTS

At September 30, 2008, loan commitments are as follows:

(In thousands)
Undisbursed lines of credit	$52,526
Commitments to extend credit	9,211
Letters of credit	527

NOTE C – EARNINGS PER SHARE

Basic and diluted net income (loss) per share has been computed based on the weighted average number of shares outstanding during each period. Diluted net income (loss) per share reflects the potential dilution that could occur if outstanding stock options were exercised. For the three and nine months ended September 30, 2008, there were 272,292 options that were considered to be anti-dilutive due to the Company reporting net losses during these periods. For the three and nine months ended September 30, 2007, there were no anti-dilutive options.

CAPE FEAR BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D – COMPREHENSIVE INCOME (LOSS)

A summary of comprehensive income (loss) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Net (loss) income	$(4,543)	$359	$(5,583)	$1,292

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available for sale arising during the period	(2,490)	630	(3,114)	(374)
Tax effect	959	(242)	1,199	144
Reclassification of (gains) losses recognized in net income	—	7	(20)	11
Tax effect	—	(3)	7	(4)

Total other comprehensive (loss) income	(1,531)	392	(1,928)	(223)

Total comprehensive (loss) income	$(6,074)	$751	$(7,511)	$1,069

NOTE E – STOCK BASED COMPENSATION

The Company has three share-based compensation plans in effect at September 30, 2008. The compensation cost that has been charged against income for those plans was approximately $10 thousand and $69 thousand for the three and nine months ended September 30, 2008, respectively. For the three and nine month periods ending September 30, 2007, the compensation costs that were charged against income for the share-based compensation plans was approximately $20 thousand and $79 thousand. There has been no deferred tax asset recorded due to the fact that stock based compensation expense results solely from incentive stock options.

CAPE FEAR BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of option activity under the stock option plans as of September 30, 2008 and changes during the nine month period ended September 30, 2008 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	421,612	$7.28
Exercised	(75,490)	5.81
Forfeited	(73,830)	8.51
Granted	—	—

Outstanding at September 30, 2008	272,292	$7.36	3.67	$114,795

Exerciseable at September 30, 2008	272,292	$7.36	3.67	$114,795

There were none and 275 options exercised during the third quarter of 2008 and 2007, respectively. There were 75,490 and 523 options exercised during the nine months ended September 30, 2008 and 2007, respectively. For the quarter ending September 30, 2008 and 2007, respectively, 73,825 and 1 options were forfeited. There were 73,830 and 5,995 options forfeited during the nine months ended September 30, 2008 and 2007, respectively. For the third quarter of 2008 and 2007, the intrinsic value of options exercised was $0 and $2 thousand, respectively. The intrinsic value of options exercised was $276 thousand and $3 thousand for the nine months ended September 30, 2008 and 2007, respectively. No options have been granted during the nine month periods ended September 30, 2008 and 2007.

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

CAPE FEAR BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Total	Level 1	Level 2	Level 3
Securities available for sale	$63,121	$27,692	$35,429	$—

The table below presents the recorded investment in assets measured at fair value on a nonrecurring basis. Impaired loans and potential problem loans reported at fair value are measured at cost with a

CAPE FEAR BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

corresponding valuation allowance, such that the net amount is representative of fair value. Of the recorded investment in Level 3 impaired loans and potential problem loans, the Company maintains a corresponding valuation allowance in the amount of $4.6 million and $2.6 million, respectively. No liabilities are recorded at fair value on a nonrecurring basis. (Amounts in thousands)

	Total	Level 1	Level 2	Level 3
Impaired loans	$9,474	$—	$—	$9,474
Potential problem loans	6,734	—	—	6,734
Repossessions	20	—	—	20
Other real estate owned	2,210	—	—	2,210

Total assets at fair value	$18,438	$—	$—	$18,438

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

In September 2006, the Emerging Issues Task Force (“EITF”) issued EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The scope of EITF 06-4 is limited to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods. Therefore, EITF 06-4 would not apply to a split-dollar life insurance arrangement that provides a specified benefit to an employee that is limited to the employee’s active service period with an employer. The Company’s adoption of EITF 06-4 on January 1, 2008 resulted in an adjustment of $617 thousand to the carrying value of liabilities and the opening balance of retained earnings, offset by $75 thousand of net compensation cost recovery during the first nine months of 2008 related to a former director’s payout of death benefits and a waiver of benefits associated with the resignation of the Company’s Chairman and CEO.

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

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” (“FSP EITF 03-

CAPE FEAR BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6-1”). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and must be included in the earnings per share computation. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented must be adjusted retrospectively. Early application is not permitted. The adoption of this FSP EITF 03-6-1 is not expected to have an effect on the Company’s financial statements.

On October 10, 2008, the FASB issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP SFAS 157-3”). This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements” (see Note G) in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active. The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. For the Company, this FSP is effective for the quarter ended September 30, 2008.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of the consolidated financial condition and results of operations of Cape Fear Bank Corporation. The analysis includes detailed discussions for each of the factors affecting the Company’s operating results and financial condition for the periods ended September 30, 2008 and 2007. The following discussion should be read in conjunction with the Company’s financial statements and the notes thereto located in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Because the Company has no separate operations and conducts no business on its own other than owning Cape Fear Bank, the discussion contained in this Management’s Discussion and Analysis concerns primarily the business of the Bank. However, for ease of reading and because the financial statements are presented on a consolidated basis, the Company and the Bank are collectively referred to herein as the Company unless otherwise noted.

Overview

Established in 1998, Cape Fear Bank serves the communities of the Cape Fear region of North Carolina through eight full-service banking offices. The Company was developed by, and is currently managed by, local residents of the communities it serves who are committed to providing their customers with a high quality banking experience. Headquartered in Wilmington, NC, the Company’s franchise has expanded to include the three southeastern North Carolina counties that comprise the Wilmington Metropolitan Statistical Area: New Hanover, Pender, and Brunswick. In the current period, the Company undertook a comprehensive evaluation of the risk in the loan portfolio due to the weakened real estate market and recorded a significant increase in loan loss provision. The Company’s financial performance in the 2008 period has also been negatively impacted by increased expenses related to the severance payout of the former CEO and settlement of a dissident shareholder proxy contest. On August 18, 2008, the Company entered into a Settlement Agreement with the dissident shareholder group, which ended the proxy contest. As part of the Agreement, the Company postponed the Annual Meeting, originally scheduled for August 19, 2008, and rescheduled for December 30, 2008 and appointed four of the shareholder group’s candidates (David G. Lucht, James S. Mahan, III, Mort S. Neblett, and Scott C. Sullivan) as directors to serve along with four of the Company’s existing directors. Cape Fear Bank Corporation, the holding company, formed in June 2005, has $491.2 million in assets as of September 30, 2008. The Company’s common stock is listed on the NASDAQ Capital Market under the symbol CAPE.

Financial Condition at September 30, 2008 and December 31, 2007

During the first nine months of 2008, total consolidated assets increased from $464.3 million to $491.2 million, an increase of $26.9 million or 5.8% from December 31, 2007. This increase in assets was funded by a $26.5 million increase in total deposits, comprised primarily of a $23.5 million increase in time deposits, along with a $9.2 million increase in money market and NOW deposits, offset by a $3.8 million decrease in demand deposits and a $2.4 million decrease in savings accounts during the first nine months of 2008. Retail time deposits decreased by $25.3 million while brokered deposits increased by $48.8 million in the first nine months of 2008 to prefund and redistribute some large maturities occurring in the fourth quarter of 2008. In addition, short-term borrowings increased by $8.0 million in the first nine months of 2008, offset by a decrease of $2.0 million in long-term borrowings. Liquidity provided by deposit growth and increased borrowings, offset by a combined $3.5 million decrease in cash and due from banks, interest earning deposits in other banks, Fed funds sold, investment securities available for sale, and time deposits in other banks, along with a net loss of ($5.6) million for the nine months ended September 30, 2008, provided for growth of $27.7 million in total loans receivable during the period. Net premises and equipment increased by $295 thousand in the current period, primarily due to the completion and transition to the permanent Southport facility during the second quarter of 2008. The Company’s required holdings in Federal Home Loan Bank (“FHLB”) stock increased by $341 thousand as a result of increased advances from FHLB. Deferred taxes increased by $2.4 million and other assets increased by $3.4 million, primarily due to the reclassification of prepaid income taxes of $3.7 million. During the current nine-month period, other real estate owned (“OREO”) and repossessions increased by a net of $2.2 million through foreclosure of some problem loans. Total shareholders’ equity decreased by $7.5 million during the first nine months of 2008, principally due to a net loss of ($5.6) million recorded for the period combined with an adjustment of $617 thousand to beginning equity to reflect the impact of the Company’s adoption of EITF 06-4, additional loss of $1.9 million in market value, net of taxes, of investment securities available for sale, offset by net proceeds of $439 thousand, along with an $81 thousand tax benefit from the exercise of non-qualified stock options. Due to the substantial loss recorded in the current period, regulatory capital declined to an “adequately capitalized” level at period-end with a total risk based capital ratio of 9.28%. See “Liquidity and Capital Resources” below for more information about minimum capital requirements under regulatory guidelines.

Results of Operations for the Three Months Ended September 30, 2008 and 2007

Overview. The Company recorded a net loss of ($4.5) million or ($1.18) per diluted share for the three months ended September 30, 2008 as compared with net income of $359 thousand or $0.09 per diluted share for the third quarter of 2007. Comparing the two periods, net income decreased by $4.9 million, primarily from the increased provision for loan losses, combined with the effects of a decline in net interest income from margin compression and increases in non-interest expenses related to the severance payout to the former CEO and settlement of a dissident shareholder proxy contest, along with costs associated with branch expansion initiatives.

Net Interest Income. Interest income and interest expense decreased by $1.3 million and $524 thousand, respectively, comparing the third quarters of 2008 and 2007, resulting in the decrease in net interest income of $801 thousand. This decrease in the level of net interest income resulted principally from a 93 basis point decline, period to period, in net interest margin to 2.18%, offset by the 8.3% increase in the level of average interest earning assets. The increase in the level of average interest earning assets resulted primarily from loan growth offset by a decline in investment securities available for sale and interest earning deposits in other banks from the year ago period. The level of average interest bearing liabilities experienced slightly higher growth, increasing 11.9%, primarily in NOW and money market deposits, time deposits over $100,000 and advances from FHLB, offset by a decline in savings deposits and other time deposits.

Provision for Loan Losses. A $6.0 million provision for loan losses was recorded for the three months ended September 30, 2008 compared with a $50 thousand provision for the three months ended September 30, 2007. The sharp decline in real estate property values and credit quality during the third quarter of 2008 resulted in the inability of borrowers to service their debt. This resulted in the significant increase in the level of loan loss provision in the current period. The weakened real estate market is also reflected in the increased level of nonperforming assets to $12.1 million at September 30, 2008 from $179 thousand at September 30, 2007. A net of $2.2 million in problem loans was transferred to OREO and Repossessions as a result of foreclosure or repossession in the current period versus $2 thousand in the prior year period and net charge-offs increased $100 thousand in the 2008 period compared to no increase for the same period last year. Nonperforming assets as a percentage of total assets increased significantly from 0.04% at September 30, 2007 to 2.46% at September 30, 2008. The allowance for loan loss to total loans percentage increased from 1.34% at September 30, 2007 to 2.97% at September 30, 2008, as well.

Non-Interest Income. Non-interest income increased to $422 thousand for the three months ended September 30, 2008 as compared with $328 thousand for the three months ended September 30, 2007. This increase in non-interest income resulted primarily from growth in service fees and charges due to the implementation of an overdraft privilege program during the fourth quarter of 2007 along with rental income on OREO and income from investment in a title insurance agency, offset by decreased income on bank owned life insurance.

Non-Interest Expenses. Non-interest expenses increased to $4.5 million for the third quarter of 2008 from $3.2 million for the third quarter of 2007, an increase of $1.3 million, mainly due to one-time extraordinary costs associated with the resignation of the CEO and settlement of the dissident shareholder proxy contest. The total severance payout expense for the former CEO, recorded during the third quarter of 2008, included $653 thousand of salary and benefit expenses and $35 thousand of legal fee reimbursement. Expenses associated with the settlement of the proxy contest were $905 thousand for the 2008 three-month period. Salary and employee benefit costs increased $470 thousand, primarily due to salary and benefit severance expenses for the former CEO in the current quarter, offset by the salary reduction of a decrease of six full-time equivalent employees period to period. Occupancy and equipment costs remained relatively stable, increasing only $4 thousand period over period. A large component of the increase in non-interest expenses was an $862 thousand increase in other expenses. Of that increase, $940 thousand was associated with legal and other professional fees incurred due to the settlement of the proxy contest and severance legal expense reimbursement to the former CEO, offset by a decrease of $89 thousand in audit and accounting expenses related to the reduction of services associated with the Company’s compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Increases in FDIC premiums and branch related expenses, such as data processing costs, also contributed to the increase in other non-interest expenses.

Income Taxes. The Company recorded an income tax benefit of ($3.0) million for the three months ended September 30, 2008 compared to an income tax expense of $74 thousand for the same period in 2007. The tax benefit in the current period is the result of the Company recording losses in the 2008 period versus recording income in the prior year period.

Results of Operations for the Nine Months Ended September 30, 2008 and 2007

Overview. The Company recorded a net loss of ($5.6) million or ($1.46) per diluted share for the nine months ended September 30, 2008 as compared with net income of $1.3 million or $0.34 per diluted share for the same period of 2007. Comparing the two periods, net income decreased by $6.9 million principally due to the increased provisions for loan losses, combined with the effects of a decline in net interest income from margin compression and increases in non-interest expenses related to the severance payout to the former CEO and settlement of a dissident shareholder proxy contest, along with costs associated with branch expansion initiatives.

Net Interest Income. Interest income and interest expense decreased by $3.1 million and $932 thousand, respectively, comparing the first nine months of 2008 and 2007, resulting in the decrease in net interest income of $2.2 million. This decrease in the level of net interest income resulted principally from an 85 basis point decline, period to period, in net interest margin to 2.25%, offset by the 7.6% increase in the level of average interest earning assets. The increase in the level of interest earning assets resulted primarily from loan growth offset by a decline in investment securities available for sale and interest earning deposits in other banks from the year ago period. The level of average interest bearing liabilities experienced slightly higher growth, increasing 10.1%, primarily in NOW and money market deposits, time deposits over $100,000 and advances from FHLB, offset by a decline in savings deposits and other time deposits.

Provision for Loan Losses. The provision for loan losses was $7.2 million for the nine months ended September 30, 2008 compared with a provision of $125 thousand for the nine months ended September 30, 2007. The increase in the level of loan loss provision in the current period resulted primarily from management’s comprehensive evaluation of the risk in the loan portfolio due to the deteriorating real estate market and credit quality causing borrowers to become delinquent. The weakened real estate market is also reflected in the increased level of nonperforming assets to $12.1 million at September 30, 2008 from $179 thousand at September 30, 2007. A net of $2.2 million in problem loans was transferred to OREO and repossessions as a result of foreclosure or repossession in the current period versus $2 thousand in the prior year period and net charge-offs increased to $1.1 million in the 2008 period compared to net recoveries of $134 thousand for the same period last year. Nonperforming assets as a percentage of total assets increased significantly from 0.04% at September 30, 2007 to 2.46% at September 30, 2008. The allowance for loan loss to total loans percentage increased from 1.34% at September 30, 2007 to 2.97% at September 30, 2008, as well.

Non-Interest Income. Non-interest income increased to $1.3 million for the nine months ended September 30, 2008 as compared with $980 thousand for the nine months ended September 30, 2007. This increase in non-interest income resulted primarily from growth in service fees and charges due to the implementation of an overdraft privilege program during the fourth quarter of 2007 along with increased income on bank owned life insurance.

Non-Interest Expenses. Non-interest expenses increased from $9.0 million for the first nine months of 2007 to $11.4 million for the first nine months of 2008, an increase of $2.4 million, mainly due to the one-time extraordinary expenses associated with the resignation of the CEO and settlement of the dissident shareholder proxy contest. The total severance payout expense for the former CEO, recorded during the first nine months of 2008, included $706 thousand of salary and benefit expense and $35 thousand of legal fee reimbursement. Expenses associated with the settlement of the proxy contest totaled $905 thousand for the nine-month period ended September 30, 2008. Salary and employee benefit costs increased by $502 thousand year over year. This increase included the above-mentioned salary and benefit severance expense for the first nine months of 2008, offset by the reduction of salaries and benefits for six full-time equivalent employees. Occupancy and equipment costs increased by $256 thousand related to the branch expansion initiatives. A large component of the increase in non-interest expenses was a $1.6 million increase in other expenses. The major portion of this increase was associated with legal and other professional fees incurred due to the settlement of the proxy contest. Increases in FDIC premiums, and growth related expenses, such as data processing costs, also contributed to the increase in other non-interest expenses. These increases were partially offset by decreases in audit and accounting expenses related to the reduction of services associated with the Company’s compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Income Taxes. The Company recorded an income tax benefit of ($4.0) million for the nine months ended September 30, 2008 compared to an income tax expense of $361 thousand for the same period in 2007. The tax benefit in the current period is the result of the Company recording losses in the 2008 period versus recording income in the prior year period.

Asset Quality

Maintaining a high level of asset quality is a primary goal in our lending function, and we employ a formal internal loan review process to ensure adherence to the lending policies approved by our Board of Directors. A systematic evaluation process fundamentally drives the function of determining the allowance for loan losses. This ongoing process serves as the basis for determining, on a monthly basis, the allowance for loan losses and any resulting provision to be charged against earnings. Consideration is given to historical loan loss experience, the value and adequacy of collateral, economic conditions in our market area and other factors. The allowance is based on the fair value of the collateral for certain collateral dependent loans or the discounted cash flows using the loan’s initial effective interest rate for loans determined to be impaired or for potential problem loans. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The allowance for loan losses represents management’s estimate of the appropriate level of reserve to provide for probable losses inherent in the loan portfolio.

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

Management has evaluated its investment portfolio to determine whether any of the securities should be considered other-than-temporarily impaired at September 30, 2008. This evaluation considered, among other things, the extent and duration of the impairment, current and expected future yields, the Company’s ability to continue to hold these securities in its portfolio and the issuers’ credit ratings. The majority of the gross unrealized losses are related to the municipal securities portfolio.

Based on these evaluations, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2008. Management expects to collect all contractual interest and principal payments and that recovery of these temporarily impaired securities will be restored when the liquidity in the general market improves Management will closely monitor the situation and make valuation adjustments as needed if the credit worthiness of the municipals deteriorates to what is deemed a permanent condition.

Nonperforming Assets. The following table sets forth information with respect to our nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), and total nonperforming assets.

	At September 30, 2008	At December 31,
		2007	2006
	(Dollars in thousands)
Total performing restructured loans	$3,212	$—	$—

Nonaccrual loans	$9,844	$8,309	$350
Real estate owned and repossessions	2,230	—	616

Total nonperforming assets	$12,074	$8,309	$966

Accruing loans past due 90 days or more	$—	$—	$—
Allowance for loan losses	11,820	5,771	4,536
Nonperforming loans to period end loans	2.47%	2.24%	0.10%
Allowance for loan losses to period end loans	2.97%	1.56%	1.36%
Allowance for loan losses to nonperforming loans	120.07%	69.45%	1,296.00%
Nonperforming assets to total assets	2.46%	1.79%	0.23%

Our nonperforming loans increased by $1.5 million, or by approximately 18.5%, from December 31, 2007 to September 30, 2008. The majority of nonperforming loans is $5.4 million in construction and land development properties located in specific coastal communities that have seen a significant deterioration in property values during the past year. OREO and repossessions increased to $2.2 million through the transfer of nonperforming loans by foreclosure, net of sales, in the current period versus none at December 31, 2007. The amount of nonperforming assets as a percentage of our total assets increased from 1.79% to 2.46% during the nine months ended September 30, 2008. The $2.2 million in OREO and repossessions is comprised of six properties, including four residential construction properties, one lot, and one boat. During the current year, the Bank sold six foreclosed properties consisting of four residential construction properties, one single family residential property and one commercial property for a net loss of $3 thousand with total recoveries of $36 thousand. We have written down the carrying values of all the nonperforming assets to their fair market values as determined by management’s assessment and recent appraised values at September 30, 2008.

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

Potential problem loans are defined as loans that are not currently past due, but have been evaluated because indications of possible credit problems of borrowers have caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms. The Company has identified and evaluated $20.5 million of potential problem loans as of September 30, 2008. Although these loans are currently performing and not included as nonperforming assets above, they have been considered by management in assessing the adequacy of our allowance for loan losses.

Total foregone interest on nonaccrual loans was approximately $179 thousand and $21 thousand at September 30, 2008 and 2007, respectively.

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

	At September 30, 2008		At December 31,
			2007		2006
	Amount	% of total loans (1)	Amount	% of total loans (1)	Amount	% of total loans (1)
	(Dollars in thousands)
Balance applicable to:
Commercial and industrial	$514	4.1%	$1,173	4.2%	$286	4.4%
Real estate—mortgage	10,628	84.8%	3,808	84.3%	4,116	85.7%
Consumer loans	23	1.0%	131	1.0%	38	0.7%
Home equity lines of credit	560	10.1%	570	10.5%	27	9.2%

Total allocated	11,725	100.0%	5,682	100.0%	4,467	100.0%

Unallocated	95		89		69

Total	$11,820		$5,771		$4,536

(1)	Represents total of all outstanding loans in each category as a percent of total loans outstanding.

The following table sets forth, for the periods indicated, information regarding changes in our allowance for loan losses.

	At or for the Nine Months Ended September 30,		At or for the Years Ended December 31,
	2008	2007	2007	2006
	(Dollars in thousands)
Balance at beginning of period	$5,771	$4,536	$4,536	$3,510
Charge-offs:
Real estate—mortgage	(1,142)	—	—	—
Home equity lines of credit	—	—	—	(92)
Commercial and industrial	—	(6)	(6)	(292)
Consumer loans	(42)	(5)	(10)	(23)

Total charge-offs	(1,184)	(11)	(16)	(407)

Recoveries:
Real estate—mortgage	38	3	3	4
Home equity lines of credit	—	—	—	—
Commercial and industrial	17	142	153	84
Consumer loans	5	—	—	5

Total recoveries	60	145	156	93

Net (charge-offs) recoveries	(1,124)	134	140	(314)
Provision for loan losses	7,173	125	1,095	1,340

Balance at end of period	$11,820	$4,795	$5,771	$4,536

Ratio of net loan charge-offs (recoveries) to average loans outstanding	0.39%	(0.05)%	(0.04)%	0.10%
Ratio of allowance for loan losses to loans outstanding at period-end	2.97%	1.34%	1.56%	1.36%

Liquidity and Capital Resources

Our sources of funds are customer deposits, cash and demand balances due from other banks, interest-earning deposits in other banks, investment securities available for sale, federal funds sold, brokered time deposits and borrowings from the FHLB and other correspondent banks. These funds, together with loan repayments, are used to make loans and to fund continuing operations. In addition, at September 30, 2008, we had credit availability with the FHLB of Atlanta of approximately $74.3 million and credit lines with various financial institutions in the amount of $18.0 million. We had $42.0 million in borrowings outstanding under FHLB advances at September 30, 2008. In addition, the Company had $10.3 million in subordinated long-term debt payable to its unconsolidated subsidiary, BKWW Statutory Trust I (the “Trust”) in connection with the Trust’s issuance of trust preferred securities in October 2005. Total deposits were $413.3 million and $386.7 million at September 30, 2008 and December 31, 2007, respectively. Because loan demand has exceeded the rate of growth in core deposits, we have relied heavily on time deposits as a source of funds. Certificates of deposit are the only deposit accounts that have stated maturity dates, and those deposits are generally considered to be rate sensitive. At September 30, 2008 and December 31, 2007, time deposits represented 76.1% and 75.3%, respectively, of total deposits. Certificates of deposit of $100 thousand or more represented 51.4% and 46.1% of total deposits at September 30, 2008 and December 31, 2007, respectively. The Company advertises its certificate of deposit rates on the Internet. The Company also obtained time deposits through deposit brokers while in a “well-capitalized” status. As long as the Company remains in an “adequately capitalized” status, it will be unable to obtain new or renew any brokered deposits, unless the FDIC approves the application we have submitted for a waiver of that restriction. On September 30, 2008, those out-of-market deposits amounted to $190.1 million, or approximately 46.0% of total deposits and approximately 60.4% of total certificates of deposit. Brokered deposits represent a source of fixed rate funds priced competitively with Federal Home Loan Bank borrowings but do not require collateralization like Federal Home Loan Bank borrowings. With the exception of these out-of-market deposits, management believes most of our other time deposits are relationship-oriented, but it will be necessary to pay competitive rates to retain those deposits at their maturities. Based upon prior experience, management anticipates that a substantial portion of outstanding certificates of deposit, excluding brokered deposits, will renew upon maturity.

Management anticipates that we will rely primarily upon deposits, borrowings, loan repayments, investment income and other earnings to provide liquidity, and will use funds thus generated to make loans and to purchase securities, primarily securities issued by the federal government and its agencies, mortgage-backed securities, and municipal bonds. As of September 30, 2008, liquid assets (cash and due from banks, interest-earning bank deposits, time deposits in other banks, federal funds sold, and investment securities available for sale) were approximately $74.6 million, which represented 15.2% of total assets and 18.1% of total deposits. At September 30, 2008, outstanding commitments to extend credit were $9.2 million, letters of credit were $527 thousand and available line of credit balances totaled $52.5 million. Management believes that the combined aggregate liquidity position of the Company is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies. The following table indicates the Bank and the Company’s capital ratios at September 30, 2008. The total risk-based capital ratio places the Company and the Bank in a category of “adequately capitalized” under regulatory guidelines.

	At September 30, 2008
	Bank Actual Ratio	Corporation Actual Ratio	Minimum Requirement	Well Capitalized Requirement
Total risk-based capital ratio	8.15%	8.22%	8.00%	10.00%
Tier 1 risk-based capital ratio	6.88%	7.47%	4.00%	6.00%
Leverage ratio	5.86%	5.55%	4.00%	5.00%

In response to this change in capital, the Company is evaluating cost savings methods along with its potential participation with the United States Department of the Treasury (the “Treasury”) as part of the Troubled Asset Relief Program’s (“TARP”) Capital Purchase Program. Pursuant to this TARP Capital Purchase Program, companies issue to the Treasury shares of preferred stock bearing a dividend of 5% per annum for five years and 9% thereafter. With the issuance of this preferred stock, companies also grant warrants to the Treasury to purchase a number of common shares having an aggregate market price equal to 15% of the preferred stock. Although there are no assurances that the Company will participate in the program, if the Company were to participate in the TARP Capital Purchase Program, the maximum amount the Company would be eligible to receive is approximately $12.4 million.

Forward-Looking Information

This Report and its exhibits contain statements relating to our financial condition, results of operations, plans, strategies, branch expansion plans, trends, projections of results of specific activities or investments, expectations or beliefs about future events or results, and other statements that are not descriptions of historical facts. Those statements may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by terms such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “forecasts,” “potential” or “continue,” or similar terms or the negative of these terms, or other statements concerning opinions or judgments of our management about future events. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed in reports we file with the Securities and Exchange Commission from time to time. Copies of those reports are available directly through the Commission’s website at www.sec.gov. Other factors that could influence the accuracy of those forward-looking statements include, but are not limited to: (a) pressures on the earnings, capital and liquidity of financial institutions resulting from current and future adverse conditions in the credit and equity markets and the banking industry in general; (b) our ability to manage and collect our nonperforming loans and dispose of other real estate owned; (c) the financial success or changing strategies of our customers; (d) customer acceptance of our services, products and fee structure; (e) changes in competitive pressures among depository and other financial institutions or in our ability to compete effectively against larger financial institutions in our banking market; (f) actions of government regulators, or changes in laws, regulations or accounting standards, that adversely affect our business; (g) our ability to manage our growth and to underwrite increasing volumes of loans; (h) the impact on our profits of increased staffing and expenses resulting from expansion; (i) changes in the interest rate environment and the level of market interest rates that reduce our net interest margin and/or the volumes and values of loans we make and securities we hold; (j) weather and similar conditions, particularly the effect of hurricanes on our banking and operations facilities and on our customers and the coastal communities in which we do business; (k) changes in general economic or business conditions and the real estate market in our banking market (particularly changes that affect our loan portfolio, the abilities of our borrowers to repay their loans, and the values of loan collateral); (l) other developments or changes in our business that we do not expect. Although our management believes that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. All forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statements in this paragraph. We have no obligation, and do not intend to update these forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

The Company’s management, under the supervision and with the participation of its interim Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures in accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Report. Based on that evaluation, the interim Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in enabling it to provide reasonable assurance that it is able to record, process, summarize and report in a timely manner the information required to be disclosed in reports it files under the Exchange Act.

In connection with the above evaluation no change in the Company’s internal control over financial reporting was identified that occurred during the third quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Debt

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are being furnished or incorporated by reference with this report.

Exhibit No.	Description
10.1	Settlement Agreement, dated August 18, 2008, by and among Cape Fear Bank Corporation, Cape Fear Bank, The Maurice and Ann Koury Charitable Trust, The Maurice J. Koury Foundation, Maurice J. Koury, Scott C. Sullivan, Milton E. Petty, Mort Neblett, Haywood Cochrane, Jr., James S. Mahan III, David Lucht and Robert Isser (incorporated by reference from Exhibits to Current Report on Form 8-K dated August 18, 2008).

10.2	Resignation agreement between Cape Fear Bank Corporation, Cape Fear Bank, and John Cameron Coburn dated September 19, 2008 (incorporated by reference from Exhibits to Current Report on Form 8-K dated August 18, 2008)

10.3	Amended Employment Agreement dated November 22, 2006, between Cape Fear Bank Corporation, Cape Fear Bank, and J. Cameron Coburn (incorporated by reference from Exhibits to our Current Report on Form 8-K dated November 22, 2006).

10.4	Endorsement Split Dollar Agreement dated June 23, 2005, between Bank of Wilmington and John Cameron Coburn (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB).

10.5	Salary Continuation Agreement dated June 23, 2005, between Bank of Wilmington and John Cameron Coburn (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (furnished herewith)

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (furnished herewith)

32.1	Certification by the Principal Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (furnished herewith)

32.2	Certification by the Principal Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPE FEAR BANK CORPORATION

Date: November 14, 2008	By:	/s/ A. Mark Tyler
A. Mark Tyler
Interim President and Chief Executive Officer

Date: November 14, 2008	By:	/s/ Betty V. Norris
Betty V. Norris
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1	Settlement Agreement, dated August 18, 2008, by and among Cape Fear Bank Corporation, Cape Fear Bank, The Maurice and Ann Koury Charitable Trust, The Maurice J. Koury Foundation, Maurice J. Koury, Scott C. Sullivan, Milton E. Petty, Mort Neblett, Haywood Cochrane, Jr., James S. Mahan III, David Lucht and Robert Isser (incorporated by reference from Exhibits to Current Report on Form 8-K dated August 18, 2008).

10.2	Resignation agreement between Cape Fear Bank Corporation, Cape Fear Bank, and John Cameron Coburn dated September 19, 2008 (incorporated by reference from Exhibits to Current Report on Form 8-K dated August 18, 2008)

10.3	Amended Employment Agreement dated November 22, 2006, between Cape Fear Bank Corporation, Cape Fear Bank, and J. Cameron Coburn (incorporated by reference from Exhibits to our Current Report on Form 8-K dated November 22, 2006).

10.4	Endorsement Split Dollar Agreement dated June 23, 2005, between Bank of Wilmington and John Cameron Coburn (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB).

10.5	Salary Continuation Agreement dated June 23, 2005, between Bank of Wilmington and John Cameron Coburn (incorporated by reference from Exhibits to our September 30, 2005 Quarterly Report on Form 10-QSB)

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (furnished herewith)

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (furnished herewith)

32.1	Certification by the Principal Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (furnished herewith)

32.2	Certification by the Principal Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (furnished herewith)